Form 10-K
period 2022-09-30
Permex Petroleum Corp
filed 2023-02-13
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-41558

PERMEX PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1384682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Turtle Creek Blvd., Suite 925 Dallas, Texas 75219
(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 804-1306

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	N/A	N/A
Series A Redeemable Preferred Stock	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of March 31, 2022 was approximately $7,329,774.

The number of outstanding shares of the registrant’s common shares as of February 10, 2023 was 1,932,604.

DOCUMENTS INCORPORATED BY REFERENCE

None

PERMEX PETROLEUM CORPORATION

FORM 10-K

PERMEX PETROLEUM CORPORATION

FORM 10-K

As used in this Annual Report on Form 10-K, references to “Permex,” “the Company,” “we,” “us” and “our” are to Permex Petroleum Corporation, a corporation organized under the laws of British Columbia, Canada, individually, or as the context requires, collectively with its subsidiaries. Certain operational terms used in this Annual Report are defined in the “Glossary of Terms” section below. All references to “U.S. Dollars,” “USD” or “$” are to the legal currency of the United States, and all references to “CAD$” and “C$” are to the legal currency of Canada. All references to “M$” are in thousands of dollars.

GLOSSARY OF TERMS

Unless otherwise indicated in this Annual Report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

The following definitions shall apply to the technical terms used in this Annual Report.

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

“MBbl.” One thousand barrels of crude oil, condensate or NGLs.

“MBoe” One thousand barrels of oil equivalent.

“Mcf.” One thousand cubic feet of natural gas.

“MMCF.” one million cubic feet.

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

“Pre-tax PV-10% or PV-10.” The estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

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

“SEC Pricing” means pricing calculated using oil and natural gas price parameters established by current guidelines of the United States Securities and Exchange Commission (the “SEC”) and accounting rules based on the unweighted arithmetic average of oil and natural gas prices as of the first day of each of the 12 months ended on the given date.

MARKET AND INDUSTRY INFORMATION

This Annual Report contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe that these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. Although we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, these estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors”. Accordingly, investors should not place undue reliance on this information.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors.” These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves;

●	our financial strategy, liquidity and capital requirements;

●	our realized or expected natural gas prices;

●	our timing and amount of future production of natural gas;

●	our future drilling plans and cost estimates;

●	our competition and government regulations;

●	our ability to make acquisitions;

●	the impact of the COVID-19 pandemic and its effect on our business and financial condition;

●	general economic conditions;

●	our future operating results;

●	our expectations regarding having our securities listed on NYSE American; and

●	our future plans, objectives, expectations and intentions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors.”

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

Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties on private, state and federal land in the United States, primarily in the Permian Basin region of West Texas and Southeast New Mexico which includes the Midland – Central Basin and Delaware Basin. We focus on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, we own and operate various oil and gas properties as well as royalty interests in 73 wells and five permitted wells across 3,800 acres within the Permian Basin. Overall, we own and operate more than 78 oil and gas wells, have more than 11,700 net acres of production oil and gas assets, 62 shut-in opportunities, 17 salt water disposal wells and two water supply wells allowing for waterflood secondary recovery.

Corporate History

We were incorporated on April 24, 2017 under the laws of British Columbia, Canada. At September 30, 2022, we have one wholly-owned subsidiary, Permex Petroleum US Corporation (“Permex U.S.”), a corporation incorporated under the laws of New Mexico. We own and operate oil and gas properties in Texas (Breedlove “B” Property, Pittcock North Property, Pittcock South Property and Mary Bullard Property), and Permex U.S. owns and operates oil and gas properties in New Mexico (Henshaw Property and the Oxy Yates Property).

Oil and Gas Properties

The Company hired MKM Engineering, who prepared the Appraisal Reports. MKM Engineering is independent with respect to Permex as provided in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM Engineering’s estimates of the Company’s proved and probable reserves in each of the Appraisal Reports were prepared according to generally accepted petroleum engineering and evaluation principles, and each of the Appraisal Reports conform to SEC Pricing. The Appraisal Reports are each filed as an exhibit to this Annual Report.

The Appraisal Reports were each specifically prepared by Michele Mudrone, an employee of MKM Engineering, a registered Professional Engineer in the State of Texas, and a member of the Society of Petroleum Engineers. Ms. Mudrone graduated from the Colorado School of Mines with a Bachelor of Science degree in Petroleum Engineering in 1976 and has been employed in the petroleum industry and directly involved in reservoir engineering, petrophysical analysis, reservoir simulation and property evaluation since that time. Ms. Mudrone certified in each Appraisal Report that she did not receive, nor expects to receive, any direct or indirect interest in the holdings discussed in the report or in the securities of the Company. Because the Company’s current size, the Company does not have any technical person at the Company responsible for overseeing the preparation of the reserve estimates presented herein (or have any internal control policies pertaining to estimates of oil and gas reserves), and consequently, the Company relies exclusively on the Appraisal Reports in the preparation of the reserve estimates present in this Annual Report.

Since all of the Company’s reserves are from conventional reservoirs, MKM Engineering assumed for the purposes of its appraisal reports that the technology to be used to develop the Company’s reserves would include horizontally drilled wells, fracturing, and acidizing.

The following tables show a summary of our reserves as of September 30, 2022 and September 30, 2021 which have been derived from the Appraisal Reports and conform to SEC Pricing.

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2022

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	6,237.1	444.6	709.3	5,083.2
Gas	Mcf	3,001.2	286.2	578.6	2,136.4
Revenue
Oil/Condensate	M$	572,090.2	40,485.1	65,032.6	466,572.5
Gas	M$	17,390.7	1,736.5	3,287.4	12,366.8
Severance and Ad Valorem Taxes	M$	43,493.7	3,633.2	4,955.7	34,904.8
Operating Expenses	M$	48,136.3	11,893.8	5,610.1	30,632.4
Investments	M$	71,700.0	806.9	2,074.6	68,818.5
Operating Income (BFIT)	M$	426,150.9	25,887.7	55,679.6	344,583.6
Discounted @ 10%	M$	198,619.1	12,057.6	34,831.6	151,729.9

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2021

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	6,199.4	399.3	188.1	5,612.0
Natural Gas	Mcf	3,018.3	314.4	97.5	2,606.4
Revenue
Oil/Condensate	M$	347,051.0	21,920.1	10,468.6	314,662.3
Natural Gas	M$	8,906.8	949.0	286.9	7,670.9
Severance and Ad Valorem Taxes	M$	26,171.1	1,927.3	774.5	23,469.3
Operating Expenses	M$	43,511.4	8,048.8	3,057.0	32,405.6
Investments	M$	71,700.0	791.9	689.6	70,218.5
Operating Income (BFIT)	M$	214,575.4	12,101.2	6,234.4	196,239.8
Discounted @ 10%	M$	100,772.6	6,356.0	3,644.6	90,772.0

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2022

	Probable		Probable Developed Producing	Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	7,452.1	1.9	115.9	7,334.3
Gas	Mcf	10,323.8	10.5	6.2	10,307.1
Revenue
Oil/Condensate	M$	680,179.1	164.4	10,469.2	669,545.5
Gas	M$	62,309.3	64.5	38.3	62,206.5
Severance and Ad Valorem Taxes	M$	41,500.1	28.4	750.3	40,721.4
Operating Expenses	M$	50,223.2	73.9	1,112.6	49,036.7
Investments	M$	107,884.9	—	—	107,884.9
Operating Income (BFIT)	M$	542,880.1	126.6	8,644.5	534,109.0
Discounted @ 10%	M$	229,567.4	53.4	3,247.1	226,266.9

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2021

	Probable		Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	7,466.5	119.8	7,346.7
Natural Gas	Mcf	10,252.1	6.3	10,245.8
Revenue
Oil/Condensate	M$	411,745.8	6,686.4	405,059.4
Natural Gas	M$	30,171.8	18.4	30,153.4
Severance and Ad Valorem Taxes	M$	23,511.2	478.1	23,033.1
Operating Expenses	M$	50,336.3	1,061.2	49,275.1
Investments	M$	102,884.9	—	102,884.9
Operating Income (BFIT)	M$	265,185.3	5,165.5	260,019.8
Discounted @ 10%	M$	123,329.8	1,957.5	121,372.3

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. During the fiscal year ended September 30, 2022, the Company made investment in and made progress towards, converting proved undeveloped reserves to proved developed reserves. The Company began drilling on undeveloped acreage and made investments in undeveloped reserves from September 30, 2022 to the date hereof.

An aggregate of 5,083 MBO and 2,136 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2022, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2022.

Proved Undeveloped Reserves Additions

From September 30, 2021 to September 30, 2022, the Company had no proved undeveloped reserve additions. The specific changes to the Company’s proved undeveloped reserves from September 30, 2021 to September 30, 2022 were as follows:

	Breedlove	Pittcock & Mary Bullard	Henshaw	Royalty Wells	Total
Beginning balance at September 30, 2021 (MBoe)(1)	5,584.14	336.09	—	0.22	5,920.45
Production (MBoe)(1)	—	—	—	—	—
Revisions or reclassifications of previous estimates (MBoe)(1)	(589.17)	—	—	—	(589.17)
Improved Recovery (MBoe)(1)	—	—	—	—	—
Extensions and Discoveries (MBoe)(1)	—	—	—	—	—
Acquisitions/Purchases (MBoe)(1)	—	—	—	—	—
Sales (MBoe)(1)	—	—	—	—	—
Price Change (MBoe)	(28.54)	6.02	—	—	(22.52)
Ending balance as of September 30, 2022 (MBoe)(1)	4,966.43	342.11	—	0.22	5,308.76

(1)	Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended September 30, 2022, the average prices of WTI (Cushing) oil and NYMEX Henry Hub natural gas were $91.71 per Bbl and $6.126 per Mcf, respectively, resulting in an oil-to-gas ratio of just under 14 to 1.

Financing of Proved and Probable Undeveloped Reserves

The Company currently estimates that the total cost to develop the Company’s proved undeveloped reserves of 5,083.2 MBbl of oil and 2,136.4 Mcf of natural gas as of September 30, 2022 is $68,818,530. The Company expects to finance these capital costs through a combination of current cash on hand, debt financing through a line of credit or similar debt instrument, one or more offerings of debt or equity, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

The Company currently estimates that the total cost to develop the Company’s probable undeveloped reserves of 7,334.3 MBbl of oil and 10,307.1 Mcf of natural gas as of September 30, 2022 is $107,884,900. The Company expects to finance these capital costs through a combination of joint ventures, farm-in agreements, direct participation programs, one or more offerings of equity, a debt offering or entering into a line of credit, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

Drilling Activities

The Company drilled one well during the last three fiscal years. As at September 30, 2022, the Company held leases for 78 gross wells and had leases and royalty interests in an aggregate of 102 gross productive wells (including 73 wells that we acquired royalty interests in 2021). The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

Property	Gross Developed Acreage	Net Developed Acreage	Gross Productive Wells	Net Productive Wells
Pittcock	818	664.63	1	0.81
Henshaw	1,880	1,353.60	6	4.32
Oxy Yates	680	489.60	5	3.60
Bullard	241	187.98	1	0.78
Breedlove	1,558	1,246.40	16	12.80
Royalty Interest Properties	—	—	73	0.01

The Company has 6,000 gross undeveloped acres and 4,800 net undeveloped acres. All of the Company’s undeveloped acreage is on the Company’s Breedlove property.

The Company’s leases are held by production in perpetuity. If a field/lease is undeveloped it typically has a 2, 3 or 5 year term of expiry. The Company has over 340 leases covering undeveloped acreage and less than 5% of these leases have an expiry date that is less than two years from the date of this Annual Report.

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2022, 2021, and 2020 was $89.14, $54.19, and $38.51, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2022, 2021, and 2020, was 12,597.45 Boe, 1,182.70 Boe, and 17,772.14 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2022, 2021, and 2020, was $65.82, and $40.94, and $32.59, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	10,670	948	16,240
Natural Gas (Mcf)	11,567	1,410	9,196

Average Sales Price	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate ($/Bbl)	96.18	62.37	41.09
Natural Gas ($/Mcf)	8.36	3.54	1.44

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	6,998	—	—
Natural Gas (Mcf)	11,567	419	—

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	2,189	—	—
Natural Gas (Mcf)	—	—	—

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	1,483	847	291
Natural Gas (Mcf)	—	—	—

ODC San Andres

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	—	—	15,948
Natural Gas (Mcf)	—	—	2,605

Texas Properties

Breedlove “B” Clearfork Leases

In September 2021, we, through our wholly-owned subsidiary, Permex U.S., acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. We issued 416,666 common shares and 208,333 share purchase warrants as consideration for this acquisition. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. It is bounded on the north by Dawson County, on the east by Howard County, on the south by Glasscock and Midland Counties, and on the west by Andrews County. There is a total of 25 vertical wells of which 12 are producers, 4 are saltwater disposal wells and 9 that are shut-in opportunities. In January 2022, we began the pilot re-entry on the Carter Clearfork well #5, which is one of 67 shut-in wells that we currently own. The re-entry involved targeting the Clearfork formation at a depth of 7,200 feet. Due to the high water concentrating in the fluid entry, management will be installing appropriate flow-lines from this well to the injections wells on the property prior to putting the well back on pump. By doing so management is avoiding unnecessary operating expenses from water disposal in third party disposal facilities.

Pittcock Leases

The Pittcock Leases are situated in Stonewall County. Stonewall County is in Northwest Texas, in the central part of the North Central Plains and consists of the Pittcock North property, the Pittcock South property and the Windy Jones Property. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The Pittcock North property covers 320 acres held by production. There is currently one producing well, ten shut-in wells, two saltwater disposal wells, and a water supply well. We hold a 100% working interest in the Pittcock North Property and an 81.25% net revenue interest. The Pittcock South property covers 498 acres in four tracts. There are currently 19 shut-in wells and two saltwater disposal wells. We hold a 100% working interest in the lease and a 71.90% net revenue interest. The Windy Jones Property consists of 40 acres and includes two injection wells and two suspended oil wells. The sole purpose of the Windy Jones property is to provide waterflood to the offset wells being the Pittcock wells located east boundary of the Windy Jones Property. We hold a 100% working interest in the Windy Jones Property and a 78.9% net revenue interest.

Mary Bullard Property

We acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles south west of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There is currently one producing well, four shut-in wells, and two water injection wells. We hold a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest.

New Mexico Properties

In December 2017, Permex U.S., our wholly-owned subsidiary, acquired the West Henshaw Property and the Oxy Yates Property for $170,000 from Permex Petroleum Company LLC (“PPC”). An additional $95,000 was transferred by us to PPC to purchase reclamation bonds in connection with the future operation of the properties.

West Henshaw Property

The West Henshaw Property is located in Eddy County, New Mexico, 12 miles northeast of Loco Hills in the Delaware Basin. Eddy County is in Southeast New Mexico. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The West Henshaw Property covers 1,880 acres held by production. There are two producing wells, seven shut-in wells and four saltwater disposal wells. We hold a 100% working interest in the West Henshaw Property and a 72% net revenue interest.

In January 2022, we began the pilot re-entry on the West Henshaw well #15-3, one out of the 67 shut-in wells we currently owns. The re-entry and re-stimulation involved the West Henshaw property targeting the Grayburg formation at a depth of 2,850 feet. The recompletion was successful and came online at an initial rate of 30 bopd and has stabilized at 15 bopd. Management believes the production rates from this mature, long-life well to continue with less than 10% decline year over year.

In April 2022, we began the re-entry on the West Henshaw well #6-10. The re-entry and re-stimulation involved the West Henshaw property targeting the Grayburg formation at a depth of 2,850 feet. The recompletion was successful and came online at an initial rate of 15 bopd and has stabilized at 10 bopd. Management believes the production rates from this mature, long-life well to continue with less than 10% decline year over year.

The remaining 67 shut-in wells that we plan to re-enter have potential to yield similar results increasing our total daily production solely by re-entering shut-in wells.

Oxy Yates Property

The Oxy Yates Property is located in Eddy County, approximately eight miles north of Carlsbad, New Mexico in the Delaware Basin. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The Oxy Yates Property covers 680 acres held by production. There is one producing well and nine shut-in wells. The Yates formation is located at an average depth of 1,200 feet and overlies the Seven River formation and underlies the Tansill formation. We hold a 100% working interest in the Oxy Yates Property and a 77% net revenue interest.

Royalty Interest Properties

During the year ended September 30, 2021, we acquired royalty interests in 73 producing oil and gas wells located in Texas and New Mexico for $179,095. There are no changes to the royalty interests held by the Company in fiscal 2022.

Recent Developments

On November 2, 2022, we effected a 1-for-60 reverse split of our outstanding Common shares. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of Common shares. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares issuable upon exercise of outstanding stock options and warrants, conversion of our outstanding convertible notes and conversions of preferred stock have been adjusted accordingly. All information presented in this Annual Report has been retrospectively restated to give effect to our 1-for-60 reverse split of our outstanding Common shares, and unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Annual Report has been adjusted to give effect to such reverse stock split.

In November 2022, we announced that drilling commenced on our Eoff PPC#3 well on our Breedlove Oilfield, that the target depth of 8,100 ft (2468 meters) was achieved and that the casing was run to total depth. The electric wireline logging sequence of the wellbore was also completed, and we believed the results to be positive as all indications from the drilling show to be favorable as multiple zones have been found which allows us to proceed with the next steps of perforation and completion.

Business Strategy

The principal elements of our business strategy include the following:

●	Grow production and reserves in a capital efficient manner using internally generated levered free cash flow. We intend to allocate capital in a disciplined manner to projects that we anticipate will produce predictable and attractive rates of return. We plan to direct capital to our oil-rich and low-risk development opportunities while focusing on driving cost efficiencies across our asset base with the primary objective of internally funding our capital budget and growth plan. We may also use our capital flexibility to pursue value-enhancing, bolt-on acquisitions to opportunistically improve our positions in existing basins.

●	Maximize ultimate hydrocarbon recovery from our assets by optimizing drilling, completion and production techniques and investigating deeper reservoirs and areas beyond our known productive areas. While we intend to utilize proven techniques and technologies, we will also continuously seek efficiencies in our drilling, completion and production techniques in order to optimize ultimate resource recoveries, rates of return and cash flows. We will explore innovative EOR techniques to unlock additional value and have allocated capital towards next generation technologies. For example, we have already completed extensive waterflood EOR studies in Pittcock North and Pittcock South. Through these studies, we will seek to expand our development beyond our known productive areas in order to add probable and possible reserves to our inventory at attractive all-in costs.

●	Pursue operational excellence with a sense of urgency. We plan to deliver low cost, consistent, timely and efficient execution of our drilling campaigns, work programs and operations. We intend to execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, apply advanced technologies, and continuously seek ways to reduce our operating cash costs on a per barrel basis.

●	Pursue strategic acquisitions that maintain or reduce our break-even costs. We intend to actively pursue accretive acquisitions, mergers and dispositions that are intended to improve our margins, returns, and break-even costs of our investment portfolio. Financial strategies associated with these efforts will focus on delivering competitive adjusted per share returns.

Industry Operating Environment

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of taxation, energy, climate change and the environment, political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of The Organization of Petroleum Exporting Countries and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source, and a major fuel for electric generation to power air conditioning.

Oil and natural gas prices have been, and we expect may continue to be, volatile. Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce. While lower commodity prices may reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and gas properties.

Development

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties in conjunction with the stimulation and rework of our shut-in wells. While our near-term plans are focused towards drilling wells on our existing acreage to develop the potential contained therein, our long-term plans also include continuing to evaluate acquisition and leasing opportunities that can earn attractive rates of return on capital employed.

Competition

The oil and natural gas industry is intensely competitive and we compete with numerous other oil and natural gas exploration and production companies, many of which have substantially larger technical teams and greater financial and operational resources than we do and may be able to pay more for exploratory prospects and productive oil and natural gas properties. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and gas reserves, but also have gathering, processing or refining operations, market refined products, provide, dispose of and transport fresh and produced water, own drilling rigs or production equipment, or generate electricity, all of which, individually or in the aggregate, could provide such companies with a competitive advantage. We also compete with other oil and gas companies in securing drilling rigs and other equipment and services necessary for the drilling, completion, and maintenance of wells, as well as for the gathering, transporting, and processing of oil, gas, natural gas liquids, and water. Consequently, we may face shortages, delays, or increased costs in securing these services from time to time. The oil and gas industry also faces competition from alternative fuel sources, including renewable energy sources such as solar and wind-generated energy, and other fossil fuels such as coal. Competitive conditions may also be affected by future energy, environmental, climate-related, financial, or other policies, legislation, and regulations. Our larger or integrated competitors may be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations than we can, which would adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future is dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Marketing and Customers

The market for oil and natural gas that will be produced from our properties depends on many factors, including the extent of domestic production and imports of oil and natural gas, the proximity and availability of capacity and rates and terms of service of pipelines and other transportation and storage facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is being sold to Energy Transfer Partners and HollyFrontier at prices tied to Argus. Our natural gas production is being sold to DCP Operating Company LP under Henry Hub gas spot prices.

For the years ended September 30, 2022 and 2021, we had three and one significant purchaser that accounted for approximately 83% and 90%, respectively, of our total oil, and natural gas revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Title to Properties

Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interfere with the use of our properties or the operation of our business. We believe that we have satisfactory title to or rights in our producing properties. As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. In most cases, we investigate title only when we acquire producing properties or before commencement of drilling operations.

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt the drilling and producing activities of our operating partners and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operating partners’ operations.

The demand and price for gas frequently increases during winter months and decreases during summer months. To lessen the impact of seasonal gas demand and price fluctuations, pipelines, utilities, local distribution companies, and industrial users regularly utilize gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can divert gas that is traditionally placed into storage which, in turn, may increase the typical winter seasonal price. Seasonal anomalies, such as mild winters, or other unexpected impacts, such as the COVID-19 pandemic, sometimes lessen or exacerbate these fluctuations.

Principal Agreements Affecting Our Ordinary Business

We generally do not own physical real estate, but, instead, our acreage is primarily comprised of leasehold interests subject to the terms and provisions of lease agreements that provide us the right to participate in drilling and maintenance of wells in specific geographic areas. Lease arrangements that comprise our acreage positions are generally established using industry-standard terms that have been established and used in the oil and natural gas industry for many years. Many of our leases are or were acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

In general, our lease agreements stipulate three-to-five year terms. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the leased acreage in the applicable spacing unit is considered developed acreage and is held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. Given the current pace of drilling in the areas of our operations, we do not believe lease expiration issues will materially affect our acreage position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, certain states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Texas and New Mexico also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, and several states regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Moreover, the current U.S. federal Administration has indicated that it expects to impose additional federal regulations limiting access to and production from federal lands. The effect of these regulations is to limit the amount of oil and natural gas that registrant can produce from wells and to limit the number of wells or the locations at which drilling can occur. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions, and the current federal Administration has proposed increasing royalties payable for production on Federal land. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry may increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Interstate oil pipeline rates may be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs. On January 20, 2022, the FERC established a new price index for the five-year period which commenced on July 1, 2021. Oil pipelines may also seek market-based rates.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors in the same state who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is generally governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of state regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any state in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors in that state. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
●	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
●	impose substantial liabilities for pollution resulting from operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. Recent regulation and litigation that has been brought against others in the industry under RCRA concern liability for earthquakes that were allegedly caused by injection of oil field wastes.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether.

The Clean Air Act (“CAA”) controls air emissions from oil and natural gas production and natural gas processing operations, among other sources. CAA regulations include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.

On November 2, 2021, the Environmental Protection Agency (“EPA”) proposed to revise and add to the NSPS program rules. These rules, if adopted, could have a significant impact on the upstream and midstream oil and gas sectors. The proposed rule would formally reinstate methane emission limitations for existing and modified facilities in the oil and gas sector. Methane is a greenhouse gas. The proposed rules also would regulate, for the first time under the NSPS program, existing oil and gas facilities. Specifically, EPA’s proposed new rule would require states to implement plans that meet or exceed federally established emission reduction guidelines for oil and natural gas facilities. About a year after that proposal, the EPA proposed rules that strengthened and expanded the November 2021 proposal. The November 2022 EPA statement would require more monitoring of small, high-polluting wells, tracking of “super-emitters”, inspection of abandoned wells until their closure, further reduction in flaring, and use of zero-emissions control equipment on hydrocarbon equipment. Comments regarding the November 2022 proposal will be presented to the EPA in January, 2023, after which the EPA may act.

On August 16, 2022, the IRA was signed into law. The IRA imposes an escalating charge on methane emissions from inter alia onshore petroleum and natural gas production, and natural gas processing, gathering, transmission, underground storage, and LNG storage/ import/export equipment. The charges apply only to facilities emitting 25,000 metric tons of CO2 annually The IRA also funds grants to facilities subject to the methane charge and “marginal conventional wells” to improve equipment and processes. The IRA also creates generous tax credits, benefitting even non-profit entities, that likely will create more supply and demand for alternative non-hydrocarbon energy which may diminish demand, or prices obtained, for natural gas and oil. These statutory provisions will also be subject to legal challenge. The cumulative effect upon our business’ results of the IRA’s grants, charges, and incentives to non-hydrocarbon energy assets and fuels, is uncertain.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden recommitted the United States to the Paris Agreement on January 20, 2021.

These regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into waters of the United States (“WOTUS”). Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.

The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. On December 7, 2021, EPA and the Corps of Engineers proposed a rule to revise the definition of WOTUS, that would potentially expand CWA jurisdiction to include more features in areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

The CAA, CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

New Mexico implemented in 2021 new standards mandating 98% of natural gas emissions be captured, and a prohibition on natural gas flaring to take effect in 2026. In addition, New Mexico in 2022 implemented restrictions, that are more stringent than federal rules, on emissions of volatile organic compounds and oxides of nitrogen, commonly occurring in connection with production of hydrocarbons. The State of New Mexico characterized the new rules as addressing outsized emissions from smaller, leak-prone wells.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to address hydraulic fracturing operations.

Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states have enacted bans on hydraulic fracturing. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. In 2021, the Biden Administration proposed a rule to undue changes to NEPA enacted under the Trump Administration that had streamlined NEPA review. The proposed changes would emphasize the need to review federal actions for climate change and environmental justice impacts, among other factors. These proposed changes, if enacted, would affect the assessment of projects ranging from oil and gas leasing to development on public and Indian lands.

Climate Change

Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas (“GHG”) emissions. These include rejoining the Paris Agreement treaty on climate change, several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, and a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030. Further, legislative and regulatory initiatives are underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so. As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

The SEC in 2022 proposed rules requiring disclosure of how climate-related risks are likely to materially impact publicly-traded enterprises’ finances, strategies and outlook and the impact of climate-related events upon a company’s consolidated financial statements’ line items. Final action on this proposed rule is pending. Companies must also identify “transition” strategies. Compliance with the proposed rule would increase our costs.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA revised and expanded NSPS to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and gas facilities. In September 2020, EPA made technical and policy changes to the methane rules that limited the scope of the rules. In 2021, President Biden issued Executive Order 13990, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In furtherance of this Executive Order, the EPA, on November 2, 2021, proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and gas sources. These regulations also expanded controls to reduce methane emissions, such as enhancement of leak detection and repair provisions. The PHMSA and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, some of our third-party operating partners are required to report their GHG emissions under CAA rules. Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

The FERC has issued policy statements articulating how it will quantify natural GHG emissions, departing from past practices.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher GHG emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions. To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.

Depending on the outcome of future carbon emission rulemakings under the CAA targeting new and existing power plants, and demand for hydrocarbons may be reduced. In addition, we anticipate that such regulations will be challenged in federal court prior to their implementation. Depending on the outcome of such judicial review, the hydrocarbon production industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or imposing emission limitations. Such lawsuits may also see damages from harm alleged to have resulted from GHG emissions.

Physical and Operational Risks. Weather extremes such as drought and high temperature variations are common occurrences in the southwest United States. Large increases in ambient temperatures could require evaluation of certain materials used within its system and may represent a greater challenge. As part of conducting our business, we recognize that the southwestern United States is particularly susceptible to the risks posed by climate change, which over time is projected to exacerbate high temperature extremes and prolong drought in the area. Texas has recently experienced extended droughts. Prolonged and extreme drought conditions can also affect our long-term ability to access water resources. Reductions in the availability of water for injections could negatively impact our financial condition, results of operations or cash flows.

Effects of Energy Conservation Measures and Distributed Energy Resources. Some state legislatures and agencies have established rules regarding energy efficiency that mandate energy savings requirements which in turn will impact the demand for electricity.

In addition to these rules and requirements, energy efficiency technologies and distributed energy resources continue to evolve, which may have similar impacts on demand for electricity. Reduced demand due to these energy efficiency requirements, distributed energy requirements and other emerging technologies, could have a material adverse impact on the financial condition results of operations and cash flow of our indirect customers.

Operational Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, well blow-outs, pipe failures, industrial accidents, and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil releases, chemical releases, natural gas leaks and the discharge of toxic gases. Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us, for example, as a result of damage to our property or equipment or injury to our personnel. These operational risks could also result in the spill or release of hazardous materials such as drilling fluids or other chemicals, which may result in pollution, natural resource damages, or other environmental damage and necessitate investigation and remediation costs. As a result, we could be subject to liability under environmental law or common law theories. In addition, these operational risks could result in the suspension or delay of our operations, which could have significant adverse consequences on our business.

In accordance with customary industry practices, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We cannot provide assurance that any insurance we obtain will be adequate to cover our losses or liabilities. Pollution and environmental risks generally are not fully insurable. Under certain circumstances, we may be liable for environmental damage caused by previous owners or operators of properties that we own, lease or operate. As a result, we may incur substantial liabilities to third parties or governmental entities for environmental matters for which we do not have insurance coverage, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

Employees

As of February 10, 2023, we had two full time and no part time employees. We may hire additional personnel as appropriate. We also use the services of independent consultants and contractors to perform various professional services.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the Company’s website at www.permexpetroleum.com. All of the reports we file with the SEC are available from this website. All websites referred to herein are inactive textual references only, meaning that the information contained in such websites is not incorporated by reference herein.

ITEM 1A. RISK FACTORS

The following disclosures should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. These disclosures are intended to discuss certain material risks of the Company’s business as they appear to Management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue our operations and you will likely lose your entire investment.

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

The capital markets have been unpredictable in the recent past. In addition, it is generally difficult for early stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs and may be dilutive to our current shareholders. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

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

We currently have one outstanding secured convertible debenture in the original principal amount of $79,000 (CAD$100,000) (excluding interest accrued thereon) issued to Mehran Ehsan, our Chief Executive Officer, President and director, which is secured by all of our right, title and interest in the Properties (as defined in the Security Agreement between us the Mehran Ehsan dated February 21, 2020) together with all engineering reports and intellectual property related to, or generated by us, in connection with the Properties (collectively, the “Collateral”). The secured debenture was repaid in December 2022.

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

The marketability of our oil and natural gas depends in part on the availability, proximity, capacity and cost of pipeline and gathering systems, processing facilities, oil trucking and barging fleets and rail transportation assets as well as storage facilities owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, growth in demand outpacing growth in capacity, physical damage, scheduled maintenance or other reasons could result in a substantial increase in costs, declines in realized commodity prices, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. In addition, our wells may be drilled in locations that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third-party oil trucking to transport a significant portion of our production to third-party transportation pipelines, rail loading facilities and other market access points. In addition, concerns about the safety and security of oil and gas transportation by pipeline may result in public opposition to pipeline development or continued operation and increased regulation of pipelines by the PHMSA, and therefore less capacity to transport our products by pipeline. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition. Our contracts for downstream transportation service include those that may be adjusted on a month-to-month basis, impacting underlying economics of our production. Our downstream contract transportation counterparties include entities that are far larger than we are and have greater market share in their markets than is the case for us in our markets.

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

Increasing attention to climate change, increasing societal expectations on companies to address climate change, increasing investor and societal expectations regarding voluntary ESG disclosures, and potential increasing consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for natural gas and oil products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

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

For the years ended September 30, 2022 and 2021, we had three and one significant purchaser that accounted for approximately 83% and 90%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Additionally, there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

Our operations are subject to complex and stringent federal, state, local and other laws and regulations relating to environmental protection and the exploration and development of our properties, as well as the production, transportation, marketing and sale of our products. See “Business—Governmental Regulation and Environmental Matters” for a further discussion of the laws and regulations related to our operations. Federal, state and local agencies may assert overlapping authority to regulate in these areas. In addition, certain of these laws and regulations may apply retroactively and may impose strict or joint and several liability on us for events or conditions over which we and our predecessors had no control, without regard to fault, legality of the original activities, or ownership or control by third parties.

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

As an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. See “Business—Governmental Regulation and Environmental Matters”. Changing law or regulations may impact market demand for our product. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up and other remediation activities resulting from operations, subject the lessee to liability for pollution and other damages, limit or constrain operations in affected areas, and require suspension or cessation of operations in affected areas. Our efforts to limit our exposure to such liability and cost may prove inadequate and result in significant adverse effects to our results of operations. In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. Such capital expenditures could adversely impact our free cash flows and our financial condition.

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

Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. In November 2021, the Biden Administration released ‘The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide. These executive orders and policy priorities may result in the development of additional regulations or changes to existing regulations, certain of which could negatively impact our financial position, results of operations and cash flows. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In addition, several states and geographic regions in the United States have also adopted legislation and regulations regarding climate change-related matters, and additional legislation or regulation by these states and regions, U.S. federal agencies, including the EPA, and/or international agreements to which the United States may become a party could result in increased compliance costs for us and our customers. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the responsibility and costs of environmental protection and safety and health compliance fundamental, manageable parts of our business. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

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

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and potentially reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. See “Business—Governmental Regulation and Environmental Matters” and “—Climate Change” for a further discussion of the laws and regulations related to GHGs and of climate change.

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

The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, imposes an escalating charge on methane emissions from inter alia onshore petroleum and natural gas production, and natural gas processing, gathering, transmission, underground storage, and LNG storage/ import/export equipment. The charges apply only to facilities emitting 25,000 metric tons of CO2 annually The IRA also funds grants to facilities subject to the methane charge and “marginal conventional wells” to improve equipment and processes. The IRA also creates generous tax credits, benefitting even non-profit entities, that likely will create more supply and demand for alternative non-hydrocarbon energy which may diminish demand, or prices obtained, for natural gas and oil. These statutory provisions will also be subject to legal challenge. The cumulative effect upon our business’ results of the IRA’s grants, charges, and incentives to non-hydrocarbon energy assets and fuels, is uncertain.

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

In addition, opponents of fossil fuels claiming concern about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our securities. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.

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

Risks Related to our Common Shares

The market price of our securities is volatile and may not accurately reflect the long term value of our Company.

Securities markets have a high level of price and volume volatility, and the market price of securities of many companies has experienced substantial volatility in the past. This volatility may affect the ability of holders of our securities to sell their securities at an advantageous price. Market price fluctuations in our securities may be due to our operating results, failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or economic trends, acquisitions, dispositions, or other material public announcements by us or our competitors, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of our securities. Financial markets have historically, at times, experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values, or prospects of such companies.

Accordingly, the market price of our securities may decline even if our operating results, underlying asset values, or prospects have not changed. Additionally, these factors as well as other related factors may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in the price and volume of our securities will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of our securities may be materially adversely affected.

Following our reverse stock split, the resulting market price of our Common shares may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common shares may not improve.

Although we believe that a higher market price of our common shares may help generate greater or broader investor interest, there can be no assurance that our reverse stock split completed on November 2, 2022, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common shares will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common shares may not necessarily improve.

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

As of February 10, 2023, we have issued and outstanding options to purchase 84,583 common shares with a weighted average exercise price of $13.26 per share and warrants to purchase 1,097,096 common shares with a weighted average exercise price of $12.12 per share. In addition, we have 107,777 common shares available for future issuance under our 2017 and 2022 Stock Option Plans. Because the market for our common shares may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common shares. Furthermore, the mere existence of a significant number of common shares issuable upon exercise and/or conversion of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common shares.

Our principal shareholders and management own a significant percentage of our shares and may be able to exert significant control over matters subject to shareholder approval.

Our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 37.24% of our outstanding common shares. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may never publish research on our Company. If no securities or industry analysts cover our Company, the trading price for our common shares would likely be negatively impacted. In the event securities or industry analysts cover our Company, if one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

General Risk Factors

We are an “emerging growth company” and a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies, which could make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We cannot predict if investors will find our securities attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our share price may be more volatile.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies in which case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the U.S. requires significant expenditures and may place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Office

Our executive office is located at 2911 Turtle Creek Blvd, Suite 925, Dallas, Texas 75219 and consists of 2,765 square feet of leased space. We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

Oil and Gas Properties

Information concerning proved and probable reserves, production, wells, acreage and related matters are contained in Item 1. “Business.”

ITEM 3. LEGAL PROCEEDINGS

Although the Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business, there are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares currently trades on the OTCQB Marketplace in the United States under the symbol “OILCD” on the Canadian Securities Exchange in Canada under the symbol “OIL” and under the Frankfurt Stock Exchange under the symbol “75P”.

We have applied to list our common shares on the NYSE American under the symbol “OILCF”. The approval of our listing of our common shares is a condition of closing this offering. No assurance can be given that our application will be accepted.

Shareholders

As of February 7, 2023, there were 1,932,604 common shares issued and outstanding, held by approximately 49 holders of record, although there are a much larger number of beneficial owners.

Dividend Policy

Our board of directors (“Board of Directors” or “Board”) has discretion as to whether we will pay dividends in the future, subject to restrictions under the Business Corporations Act (British Columbia) (the “BCBCA”) and our charter documents. Under the BCBCA, we may not declare or pay dividends if our Company is insolvent or where the payment of the dividend would render our Company insolvent. See “Description of Share Capital.”

We have never paid or declared any cash dividends on our common shares, and we do not anticipate paying any cash dividends on our common shares in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	1,181,679	(1)	$12.20	(2)	107,777
Equity compensation plans not approved by securityholders	—		—		—
Total	1,181,680		$12.20		107,777

(1)	Represents the number of common shares available for issuance upon exercise of outstanding options as at September 30, 2022, as adjusted for the 1-for-60 reverse stock split of our outstanding common shares completed on November 2, 2022.
(2)	C$24.60 converted into USD, as adjusted for the 1-for-60 reverse stock split of our outstanding common shares completed on November 2, 2022.

Recent Sales of Unregistered Securities

On March 28 and 29, 2022, the Company closed a brokered private placement of an aggregate of 785,477 units at a price of $9.60 per unit for gross proceeds of $7,540,580. Each unit is comprised of one common share and one common share purchase warrant. Each warrant is exercisable into one common share of the Company for a period of five years at an exercise price of $12.60 per share. ThinkEquity LLC acted as sole placement agent for the private placement and it and/or its designees received five year warrants to purchase up to 78,548 common shares of the Company at an exercise price of $12.60 per share. The offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC for purchasers located in the United States and Regulation S promulgated under the Securities Act for purchasers located outside of the United States.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the Company’s consolidated financial statements and the related notes thereto and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in this discussion and analysis of our financial condition and results of operations are in U.S. dollars, unless otherwise noted.

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

Overview

The Company was incorporated on April 24, 2017 under the laws of British Columbia, Canada. The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties on private, state and federal land in the United States, primarily in the Permian Basin which includes the Midland Basin and Delaware Basin. The Company focuses on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, the Company owns and operates various oil and gas properties located in Texas and New Mexico. In addition, the Company holds various royalty interests in 73 wells and 5 permitted wells across 3,800 acres within the Permian Basin of West Texas and southeast New Mexico. Moreover, the Company owns and operates more than 78 oil and gas wells, has more than 11,700 net acres of production oil and gas assets, 62 shut-in opportunities, 17 salt water disposal wells allowing for waterflood secondary recovery.

Key Activities:

●	On October 12, 2021, the Company announced the appointment of John Perry (“J.P.”) Bryan, Jr. and John James (“Jay”) Lendrum, III to its Board of Directors.

●	On November 4, 2021, the Company completed a non-brokered private placement of 44,117 units at a price of $12.96 (C$16.20) per unit for gross proceeds of $571,760 (C$714,700). Each unit is comprised of one common share and one half of share purchase warrant; each whole warrant entitles the holder to acquire one additional common share for a period of 24 months at an exercise price of $25.80 (C$32.40).

●	On February 22, 2022, the Company announced the completion of re-entry of a previously shut-in oil well on its West Henshaw property in Eddy County, New Mexico.

●	On March 28 and 29, 2022, the Company closed a brokered private placement of an aggregate of 785,477 units at a price of $9.60 per unit for gross proceeds of $7,540,580. Each unit is comprised of one common share and one common share purchase warrant. Each warrant is exercisable into one common share for a period of five years at an exercise price of $12.60 per share. ThinkEquity LLC acted as sole placement agent for the private placement and it and its designees received five year warrants to purchase up to 78,548 common shares of at an exercise price of $12.60 per share.

●	On April 5, 2022, the Company announced the successful results obtained from the recompletion of a previously shut-in oil well on its West Henshaw property in Eddy County, New Mexico.

●	On May 10, 2022, the Company announced the appointment of Mr. Greg Montgomery as Chief Financial Officer and Corporate Secretary of the Company effective May 1, 2022. The Company announced that Mr. Edward Odishaw has resigned as Director of the Company.

●	On June 28, 2022, the Company filed the Form S-1 (the “Registration Statement”) under the Securities Act of 1933 with the Securities and Exchange Commission (the “SEC”) to register for resale up to 98,970,113 common shares of the Company, including 51,841,488 common shares issuable upon exercise of outstanding warrants. The Registration Statement became effective on August 12, 2022.

●	On August 15, 2022, the Company received approval on its permit application for drilling on its property in Martin County, Texas. Two initial wells have been permitted and are expected to be drilled and completed on the property in the short term.

●	On August 30, 2022, the Company announced results obtained from five recently recompleted oil and gas wells located in Eddy County, New Mexico and Martin County, Texas.

●	On September 26, 2022, the Company announced that the Company has started drilling on its Breedlove Field Prospect located in Martin County, Texas. The PPC Eoff #3 well is the first well to be drilled by Permex on the 7,780 gross acre Breedlove oil field.

●	On October 26, 2022, the Company announced the appointment of Melissa Folz P.E. to the Company’s Board of Directors.

●	On November 2, 2022, the Company effected a 1-for-60 reverse split of the Company’s outstanding common shares. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares issuable upon exercise of outstanding stock options and warrants, and conversion of our outstanding convertible notes have been adjusted accordingly.

●	On November 2, 2022, the Company announced an update on the drilling of its PPC Eoff #3 well. The target depth of 8,100 ft (2468 meters) was achieved, and the casing was run to total depth.

Recent Developments

On November 2, 2022, we effected a 1-for-60 reverse split of our outstanding common shares. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of common shares. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares issuable upon exercise of outstanding stock options and warrants, conversion of our outstanding convertible notes and conversions of preferred stock have been adjusted accordingly. All information presented in this Annual Report has been retrospectively restated to give effect to our 1-for-60 reverse split of our outstanding common shares, and unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Annual Report has been adjusted to give effect to such reverse stock split.

In November 2022, we announced that drilling commenced on our Eoff PPC#3 well on our Breedlove Oilfield, that the target depth of 8,100 ft (2468 meters) was achieved and that the casing was run to total depth. The electric wireline logging sequence of the wellbore was also completed, and we believed the results to be positive as all indications from the drilling show to be favorable as multiple zones have been found which allows us to proceed with the next steps of perforation and completion.

Impact of Covid-19

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. Specifically, the effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, resulted in a significant and swift reduction in international and U.S. economic activity. The collapse in the demand for oil caused by this unprecedented global health and economic crisis contributed to the significant decrease in crude oil prices in 2020 in general and resulted in shut down of the Company’s wellbores which had and could in the future continue to have a material adverse impact on the Company’s financial condition and results of operations. As a result of the ongoing COVID-19 pandemic, the Company’s operations, and those of its operating partners, have and may continue to experience delays or disruptions and temporary suspensions of operations and increased volatility. In addition, the Company’s results of operations and financial condition have been and may continue to be adversely affected by the ongoing COVID-19 pandemic; however, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds at this time. The Company is closely monitoring developments and adapting its business plans accordingly.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Selected Annual Information

The following table sets out selected financial information for the Company which has been derived from the Company’s audited financial statements for the fiscal years ended September 30, 2022 and 2021.

	Fiscal 2022 ($)	Fiscal 2021 ($)
Revenues	878,459	84,625
Net income (loss)	(2,714,616)	(1,253,242)
Net income (loss) per share - basic and diluted	(1.76)	(1.84)
Total assets	12,567,558	6,941,302
Total non-current liabilities	400,594	610,980
Dividends	—	—

Factors That Affect the Comparability of the Annual Financial Data Disclosed Above

Net losses for the years ended September 30, 2022 and 2021 were mainly attributable to operating expenses (2022 - $3,778,693, 2021 - $1,324,361) and other income/expense (2022 - income of $185,618, 2021 - expense of $13,506), partially offset by revenue from oil and gas sales and royalty income (2022 - $878,459, 2021 - $84,625). The increase in total assets in fiscal 2022 is due to net proceeds of $7,044,472 raised from private placement financings. The change in non-current liabilities in fiscal 2022 is mainly due to the changes in estimates on asset retirement obligations.

Results of Operations

Selected Operating Data

Annual Sales and Production Results

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2022, 2021, and 2020 was $89.14, $54.19, and $38.51, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2022, 2021, and 2020, was 12,597.45 Boe, 1,182.70 Boe, and 17,772.14 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2022, 2021, and 2020, was $65.82, $40.94, and $32.59, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	10,670	948	16,240
Natural Gas (Mcf)	11,567	1,410	9,196

Average Sales Price	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate ($/Bbl)	96.18	62.37	41.09
Natural Gas ($/Mcf)	8.36	3.54	1.44

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	6,998	—	—
Natural Gas (Mcf)	11,567	419	—

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	2,189	—	—
Natural Gas (Mcf)	—	—	—

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	1,483	847	291
Natural Gas (Mcf)	—	—	—

ODC San Andres

Net Production Volumes	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Oil/Condensate (Bbl)	—	—	15,948
Natural Gas (Mcf)	—	—	2,605

During the year ended September 30, 2022, the Company reported a net loss of $2,714,616 as compared to a net loss of $1,253,242 for the year ended September 30, 2021. The net loss for fiscal 2022 was mainly attributable to operating expenses of $3,778,693 compared to operating expenses of $1,324,361 in fiscal 2021, being partially offset by revenue from oil and gas sales and royalty income of $878,459 in fiscal 2022 compared to $84,625 in fiscal 2021.

The Company reported oil and gas sales revenue of $815,391 in fiscal 2022 compared with revenue of $46,703 in 2021. The increase was mainly due to revenue generated from sales of oil and gas extracted from our Breedlove “B” Clearfork properties that were acquired at the end of fiscal 2021, which accounted for 70% of the Company’s oil and gas sales in the current year. The Company also brought Pittcock North, Mary Bullard, and West Henshaw wells back online during the second quarter of fiscal 2022. Net oil-equivalent production by final product sold in fiscal 2022 average 34.51 barrels per day, compared with 3.24 barrels per day in fiscal 2021.

The production expenses for fiscal 2022 were $829,194 compared with $59,671 in fiscal 2021. The increase was mostly due to the increase in production in 2022 compared to 2021 combined with increased maintenance expenses related to bringing the West Henshaw wells back online in 2022.

The general and administrative expenses excluding share-based payment expenses for fiscal 2022 were $2,250,060, compared with $493,511 in fiscal 2021. This increase in 2022 from 2021 was mainly due to the increase in capital raising and marketing activities during 2022. Specifically, the variance in 2022 from 2021 was mainly attributable to:

●	Accounting and audit fees of $240,286 (2021 - $78,090), which increased in 2022 from 2021 mostly due to increased production activities and the increased regulatory compliance work in the United States related to the filing of the Form S-1 (the “Registration Statement”) with the SEC.
●	Consulting fees of $241,421 (2021 - $18,394), which related to fees to contract consultants for geological, project management, and general regulatory and corporate consulting work. The increase in 2022 from 2021 was mostly due to the increase in field and corporate activities in fiscal 2022.
●	Legal fees of $351,975 (2021 - $14,803), which increased in 2022 from 2021 mostly due to the work related to the preparation of the Registration Statement and the increased regulatory compliance requirements in the United States in connection with the Company becoming required to file periodic and current reports under Exchange Act in 2022
●	Management fees of $229,901 (2021 - $149,806), which related to fees paid to the Company’s Chief Executive Officer (“CEO”). The Company had an employment contract with the Company’s Chief Executive Officer for an annual base salary of $150,000 in fiscal 2021. Effective October 1, 2021, the annual base salary increased to $200,000. Effective May 1, 2022, the annual base salary increased to $250,000.
●	Marketing and promotion expenses of $607,207 (2021 - $27,251), which mainly included costs of marketing firms for investor awareness programs and promotion campaigns.
●	Office and general of $175,043 (2021 - $32,203), which have increased in 2022 from 2021 mostly due to the increase in corporate activities in general.

Depreciation and depletion expenses (2022 - $105,503, 2021 - $60,479) increased in fiscal 2022 from 2021 primarily due to Breedlove acquisition at the end of fiscal 2021 and increased production.

The Company also incurred share-based compensation expenses of $546,335 in fiscal 2022 compared to $2,870 in fiscal 2021, mostly as a result of the Company granting 3,300,000 stock options to the Company’s directors and consultants in October 2021. Share-based compensation expenses are a non-cash charge that are the estimated fair value of the stock options granted and vested during the period. The Company used the Black-Scholes option pricing model for the fair value calculation.

Liquidity and Capital Resources

As at September 30, 2022, the Company had a cash balance of $3,300,495, an increase of $3,274,689 from the cash balance of $25,806 on September 30, 2021. During the year ended September 30, 2022, cash used in operating activities was $2,024,023. The Company invested $1,685,999 in capital expenditures on its oil and gas assets in fiscal 2022, compared to $265,717 invested in fiscal 2021. Financing activities provided the Company with cash of $6,984,711 mostly as a result of the Company receiving net proceeds of $7,044,472 from private placement financings, being partially offset by the repayment of a loan using $23,600 of cash.

The Company had a working capital of $2,051,127 as at September 30, 2022 compared to a working capital deficiency of $465,129 as at September 30, 2021.

Although the Company expects to invest additional capital on the continued development of its oil and gas operations, the Company currently does not have material commitments for capital expenditures. As of both September 30, 2022 and the date of our Annual Report on Form 10-K for the year ended September 30, 2022, the Company believes it has sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

Critical Accounting Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances.

Significant estimates have been used by management in conjunction with the following: (i) petroleum and natural gas reserves; (ii) the fair value of assets when determining the existence of impairment factors and the amount of impairment, if any; (iii) the costs of site restoration when determining asset retirement obligations; (iv) income taxes receivable or payable; (v) the useful lives of assets for the purposes of depreciation; (vi) general credit risk associated with receivables and other assets; and (vii) share-based payments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Permex Petroleum Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Permex Petroleum Corporation (the “Company”) as of September 30, 2021, and the related consolidated statements of loss and comprehensive loss, equity, and cash flows for the year ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor from 2017 to 2022.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

July 14, 2022 (February, 9, 2023 as to the effects of the reverse stock split discussed in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Permex Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Permex Petroleum Corporation (the “Company”) as of September 30, 2022, the related consolidated statements of loss and comprehensive loss, equity and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas
February 10, 2023

PERMEX PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30

	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$3,300,495	$25,806
Trade and other receivables, net	137,214	12,984
Prepaid expenses and deposits	317,277	46,151
Total current assets	3,754,986	84,941

Non-current assets
Reclamation deposits	145,000	144,847
Property and equipment, net of accumulated depreciation and depletion	8,426,776	6,638,975
Right of use asset	240,796	72,539

Total assets	$12,567,558	$6,941,302

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$1,561,344	$402,979
Amounts due to related party	-	16,628
Convertible debenture	38,291	78,500
Lease liability – current portion	104,224	51,963
Total current liabilities	1,703,859	550,070

Non-current liabilities
Asset retirement obligations	236,412	552,594
Lease liability	140,682	26,986
Loan payable	-	31,400
Warrant liability	23,500	-

Total liabilities	2,104,453	1,161,050

Equity
Common stock, no par value per share; unlimited shares authorized, 1,932,604 and 1,103,010 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively.	14,337,739	8,976,747
Additional paid-in capital	4,513,194	2,476,717
Accumulated other comprehensive loss	(127,413)	(127,413)
Deficit	(8,260,415)	(5,545,799)

Total equity	10,463,105	5,780,252

Total liabilities and equity	$12,567,558	$6,941,302

The accompanying notes are an integral part of these consolidated financial statements

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

YEARS ENDED SEPTEMBER 30

	2022	2021

Revenues
Oil and gas sales	$815,391	$46,703
Royalty income	63,068	37,922
Total revenues	878,459	84,625

Operating expenses
Production	829,194	59,671
General and administrative	2,796,395	496,381
Depletion and depreciation	105,503	60,479
Accretion on asset retirement obligations	55,030	19,907
Foreign exchange gain (loss)	(7,429)	24,301
Forfeiture of reclamation deposit	-	50,165
Loss on disposal of property and equipment	-	613,457
Total operating expenses	(3,778,693)	(1,324,361)

Loss from operations	(2,900,234)	(1,239,736)

Other income (expense)
Interest income	5,895	-
Other income	24,000	-
Forgiveness of loan	7,800	-
Finance expense	(30,586)	(13,506)
Change in fair value of warrant liability	178,509	-
Total other income (expense)	185,618	(13,506)

Net loss	(2,714,616)	(1,253,242)

Other comprehensive income
Foreign currency translation adjustment	-	142,889

Comprehensive loss	$(2,714,616)	$(1,110,353)

Basic and diluted loss per common share	$(1.76)	$(1.84)

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2020	667,073	$6,453,039	$1,422,477	$(270,302)	$(4,292,557)	$3,312,657

Acquisition of property	416,666	2,468,750	-	-	-	2,468,750
Acquisition of property - warrants	-	-	1,051,370	-	-	1,051,370
Shares issued for services	19,271	54,958	-	-	-	54,958
Share-based payments	-	-	2,870	-	-	2,870
Net loss	-	-	-	-	(1,253,242)	(1,253,242)
Other comprehensive income	-	-	-	142,889	-	142,889

Balance, September 30, 2021	1,103,010	$8,976,747	$2,476,717	$(127,413)	$(5,545,799)	$5,780,252

Private placements	829,594	7,303,161	607,170	-	-	7,910,331
Share issuance costs	-	(1,942,169)	882,972	-	-	(1,059,197)
Share-based payments	-	-	546,335	-	-	546,335
Net loss	-	-	-	-	(2,714,616)	(2,714,616)

Balance, September 30, 2022	1,932,604	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

*	The number of shares has been restated to reflect the 60:1 share consolidation (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,714,616)	$(1,253,242)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	55,030	19,907
Depletion and depreciation	105,503	60,479
Foreign exchange loss (gain)	(7,168)	87,747
Forfeiture of reclamation bond	-	50,165
Forgiveness of loan payable	(7,800)	-
Finance expense	18,031	13,506
Change in fair value of warrant liability	(178,509)	-
Loss on disposal of property and equipment	-	613,457
Extinguishment of trade and other payables	(4,368)	(9,682)
Share-based payments	546,335	2,870
Shares issued for services	-	54,958
Changes in operating assets and liabilities:
Trade and other receivables	(124,230)	34,092
Prepaid expenses and deposits	(271,126)	(29,977)
Trade and other payables	584,216	(234,475)
Amounts due to related parties	(24,536)	(162,598)
Right of use asset and lease liability	(785)	3,010
Net cash used in operating activities	(2,024,023)	(749,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	(1,685,999)	(265,717)
Proceeds from sale of oil and gas interests	-	1,123,244
Net cash provided by (used in) investing activities	(1,685,999)	857,527

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	8,112,340	-
Share issuance costs	(1,067,868)	-
Convertible debenture repayment	(34,709)	(79,000)
Loan from related party	(1,452)	(8,455)
Loan repayment	(23,600)	-
Net cash provided by (used in) financing activities	6,984,711	(87,455)

Change in cash and cash equivalents during the year	3,274,689	20,289

Cash and cash equivalents, beginning of the year	25,806	5,517

Cash and cash equivalents, end of the year	$3,300,495	$25,806

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with property acquisition agreement	$-	$2,468,750
Share purchase warrants issued in connection with private placements and property acquisition	1,692,151	1,051,370
Trade and other payables related to property and equipment	647,252	68,735
Adjustments to asset retirement obligations	(371,212)	376,647
Supplemental cash flow disclosures:
Interest paid	24,536	13,090

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

1. BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at Suite 925, 2911 Turtle Creek Blvd, Dallas, Texas, 75219. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL” and on the OTCQB under the symbol “OILCF”.

On October 26, 2022, the Company’s board of directors approved a reverse stock split of the Company’s issued and outstanding common stock at a 1 for 60 ratio, which was effective November 2, 2022. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Permex Petroleum US Corporation. All intercompany balances and transactions have been eliminated.

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $8,260,415 and has not yet achieved profitable operations. The Company has been relying on equity financing and loans from related parties to fund its operation in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to fund operations of the Company with its current working capital and through increasing productions from its oil and gas leases. The Company also expects to raise additional funds through equity financings. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	Significant Accounting Policies (cont’d…)

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances.

Significant estimates have been used by management in conjunction with the following: (i) petroleum and natural gas reserves; (ii) the fair value of assets when determining the existence of impairment factors and the amount of impairment, if any; (iii) the costs of site restoration when determining asset retirement obligations; (iv) income taxes receivable or payable; (v) the useful lives of assets for the purposes of depreciation; (vi) general credit risk associated with receivables and other assets; and (vii) share-based payments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

Trade and other receivables

Trade and other receivables are stated at net realizable value. The majority of customers are not extended credit and the majority of the receivables has payment terms of 30 days or less. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. Given the nature and balances of the Company’s receivables the Company has no material loss allowance as at September 30, 2022 and September 30, 2021.

Property and equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. All costs for development wells along with related acquisition costs, the costs of drilling development wells, and related asset retirement obligation (ARO) assets are capitalized. Exploration costs, such as exploratory geological and geophysical costs, and costs associated with non-productive exploratory wells, delay rentals and exploration overhead are expensed. Costs of drilling exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company groups its oil and gas properties with a common geological structure or stratigraphic condition (“common operating field”) for purposes of computing depletion expenses, assessing proved property impairments and accounting for asset dispositions.

Capitalized costs of proved oil and gas properties are depleted by individual field using a unit-of-production method based on proved and probable developed reserves. Proved reserves are estimated using reserve engineer reports and represent the estimated quantities of crude oil, natural gas and natural gas liquids, which geological, geophysical and engineering data demonstrate with a specified degree of certainty to be recoverable in future years from known reservoirs and which are considered commercially producible.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	Significant Accounting Policies (cont’d…)

Property and equipment (cont’d…)

Proved oil and natural gas properties are assessed for possible impairment by comparing their carrying values with their associated undiscounted, future net cash flows. Events that can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset (including changes to the commodity price forecast or carbon costs), significant change in the extent or manner of use of or a physical change in an asset, and a more-likely-than-not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Impaired assets are written down to their estimated fair values, generally their discounted, future net cash flows. For proved oil and natural gas properties, the Company performs impairment reviews on a field basis, annually or as appropriate.

Other corporate property and equipment consist primarily of leasehold improvements, vehicle, and office furniture and equipment and are stated at cost less accumulated depreciation. The capitalized costs are generally depreciated on a straight line basis over their estimated useful lives ranging from three to five years.

For property dispositions, measurement is at fair value, unless the transaction lacks commercial substance or fair value cannot be reliably measured. Where the exchange is measured at fair value, a gain or loss is recognized in net income. Any deferred consideration recorded on property dispositions are recognized as revenue in the statement of loss and comprehensive loss over the reserve life.

Gains or losses are recorded for sales or dispositions of oil and gas properties which constitute an entire common operating field or which result in a significant alteration of the common operating field’s depletion rate. These gains and losses are classified as asset dispositions in the accompanying consolidated statements of loss and comprehensive loss. Partial common operating field sales or dispositions deemed not to significantly alter the depletion rates are generally accounted for as adjustments to capitalized costs with no gain or loss recognized.

Impairment of long-lived assets

The Company assesses long-lived assets for impairment in accordance with the provisions of the Financial Account Standards Board Accounting Standards Codification (“ASC”) regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of September 30, 2022 and September 30, 2021, no impairment charge has been recorded.

Asset retirement obligations

The Company recognizes asset retirement obligations (“ARO”) associated with tangible assets such as well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The ARO are measured at the present value of management’s best estimate of the future remediation expenditures at the reporting date. The initial measurement of an ARO is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. When the assumption used to estimate a recorded ARO change, a revision is recorded to both the ARO and the asset retirement cost. The ARO is accreted to its then present value each period, and the asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value measurement

Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value and expands disclosures about fair value measurements.

The Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities valued at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

The carrying values of cash and cash equivalents, trade receivable, other current receivables, due from/to related parties, trade payable, other current payables, accrued expenses, convertible debenture and lease liability included in the accompanying consolidated balance sheets approximated fair value at September 30, 2022 and September 30, 2021. The financial statements as of and for the years ended September 30, 2022 and September 30, 2021, do not include any recurring or nonrecurring fair value measurements relating to assets or liabilities.

Subsequent to initial recognition, the Company may re-measure the carrying value of assets and liabilities measured on a nonrecurring basis to fair value. Adjustments to fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Company has not elected to measure any existing financial instruments at fair value. However, it may elect to measure newly acquired financial instruments at fair value in the future.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding in the period. The diluted EPS reflects all dilutive potential common share equivalents, in the weighted average number of common shares outstanding during the period, if dilutive. All of the outstanding convertible securities, stock options and warrants were anti-dilutive for the years ended September 30, 2022 and 2021.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Leases

At inception of a contract, the Company assesses whether a contract is, or contains a lease based on whether the contract conveys the right to control the use of an identified asset for a period in exchange for consideration.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date.

The lease obligation is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. Variable lease payments that do not depend on an index or rate are not included in the measurement of the lease liability. The lease liability is subsequently measured at amortized cost using the effective interest rate method.

Share capital

The Company records proceeds from the issuance of its common shares as equity. Incremental costs directly attributable to the issue of new common shares are shown in equity as a deduction, net of tax, from the proceeds. Common shares issued for consideration other than cash are valued based on their market value at the date that the shares are issued.

Share purchase warrants

The fair value of warrants issued with private placement units is determined using the Black-Scholes option pricing model. Proceeds from the issuance of private placement units are allocated between the private placement warrants and common shares on a relative fair value basis. Share purchase warrants with exercise prices denominated in a currency other than its functional currency are classified as a liability. Proceeds from the issuance of private placement units are first allocated to the warrant liability based on their fair value and the residual is allocated to common shares issued while for equity warrants, proceeds are allocated on a relative fair value basis. The changes in fair value of the warrant liability are recorded in the statement of loss and comprehensive loss.

Warrants issued for oil and gas interests and warrants issued as finder’s fees are share-based payments and are measured at fair value on the date of the grant as determined using the Black-Scholes option pricing model.

Share-based payments

The Company issues stock options and other share-based compensation to directors, employees and others service providers. Equity awards including stock options and share purchase warrants are measured at grant date at the fair value of the instruments issued and amortized over the vesting periods using a graded vesting approach. The number of options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount ultimately recognized as an expense is based on the number of options that eventually vest. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures.

The fair value of the equity awards is determined using the Black-Scholes option pricing model. Measurement inputs include share price on measurement date, exercise price of the instrument, expected volatility (based on weighted average historic volatility), weighted average expected life of the instruments (based on historical experience), expected dividends, and the risk-free interest rate (based on government bonds).

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Revenue

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when the performance obligation is satisfied, which typically occurs at the point in time when control of the product transfer to the customer. For natural gas, this is generally at the time product enters the pipeline. For crude oil, this is generally at the time the product is loaded into customer operated transports. Revenue is measured net of discounts, customs duties, royalties and withholding tax. Royalty income represents net revenue interests from certain crude oil and natural gas wells and is recognized upon the operators of the properties producing revenue from subject oil and gas wells.

The Company records revenue in the month production is delivered to the purchaser. However, production statements for oil and gas sales may not be received until the following month end after the products are purchased, and as a result, the Company is required to estimate the amount of revenue to be received. The Company records the differences between its estimates and the actual amounts received for revenue in the month that payment is received from the customer. Identified differences between the Company’s revenue estimates and actual revenue received are $1,395 and $nil for years ended September 30, 2022 and September 30, 2021, respectively. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to sales volumes and prices for those good sold are estimated and recorded.

The Company does not have any contract assets or liabilities, or capitalized contract costs.

Foreign Currency

These consolidated financial statements are presented in United States dollars (“U.S. dollar”). The functional currency of the Company and the subsidiary of the Company is the U.S. dollar. The Company changed its functional currency from Canadian dollars (“CAD”) to the U.S. dollars as at October 1, 2021. The change in functional currency from Canadian dollars to U.S. dollars is accounted for prospectively from October 1, 2021. Management determined that the Company’s functional currency had changed based on the assessment related to significant changes of the Company’s economic facts and circumstances. These significant changes included the fact that the Company’s equity financings and the primary economic environment are now in the U.S. as well as the expectation of the majority of the Company’s expenses will be denominated in U.S. dollars. Moreover, the Company’s place of business and management are now located in the United States.

Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. At the end of each reporting period, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at that date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Non-monetary assets and liabilities that are stated at fair value are translated using the historical rate on the date that the fair value was determined. All gains and losses on translation of these foreign currency transactions are charged to profit or loss.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income taxes

Current taxes receivable or payable are estimated on taxable income or loss for the current year at the statutory tax rates enacted or substantively enacted at the reporting date.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. Deferred income tax assets and liabilities are measured at the tax rates that have been enacted or substantially enacted at the end of the reporting period and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled. Deferred income tax assets also result from unused loss carry forwards, resource related pools and other deductions. At the end of each reporting year the Company reassesses unrecognized deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and deferred income tax liabilities are offset if a legally enforceable right exists to offset current tax assets against current tax liabilities and the deferred tax assets and liabilities relate to income taxes levied by the same taxation authority.

New accounting standards

There are not currently any new or pending accounting standards that have a significant impact on the Company’s consolidated financial statements.

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statement of Loss and Comprehensive Loss.

As of September 30, 2022 and September 30, 2021, receivable from contracts with customers, included in trade and other receivables, were $56,639 and $nil, respectively.

The following table present our revenue from contracts with customers disaggregated by product type and geographic areas.

Year ended September 30, 2022	Texas	New Mexico	Total

Crude oil	$621,275	$140,236	$761,511
Natural gas	53,880	-	53,880
Revenue from contracts with customers	$675,155	$140,236	$815,391

Year ended September 30, 2021	Texas	New Mexico	Total

Crude oil	$44,425	$-	$44,425
Natural gas	2,278	-	2,278
Revenue from contracts with customers	$46,703	$-	$46,703

4. CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash equivalents and trade receivables. The Company’s cash balances sometimes exceed the United States’ Federal Deposit Insurance Corporation insurance limits. The Company mitigates this risk by placing its cash and cash equivalents with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. To date, the Company has not recognized any losses caused by uninsured balances.

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $91,928 as of September 30, 2022. Three customers represented $79,942 (87%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of GST recoverable of $39,770 and interest receivable of $5,516. GST recoverable is due from the Canadian Government. Interest receivable is due from a financial institution with high credit rating. It is in management’s opinion that the Company is not exposed to significant credit risk. To date, the Company has not recognized any credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

5. ACQUISITION AND DISPOSITION

Acquisition

During the year ended September 30, 2021, the Company and its wholly owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and a 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Company issued 416,666 common shares and 208,333 share purchase warrants as consideration for this acquisition. The Company valued the 416,666 common shares issued at a fair value of $2,468,750. The share purchase warrants were valued at $1,051,370 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 1.51%, an expected life of 10-years, annualized volatility of 96.56% and a dividend rate of 0%). The warrants have an exercise price $8.76 per share (CAD$12.00) and are exercisable until September 30, 2031.

Disposition

During the year ended September 30, 2021, the Company sold its interests in the Peavy leases together with reclamation obligations for $10,000 and recognized a loss of $604,687 from the sale. The Company also recognized a loss of $8,770 from the disposal of equipment.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2022	September 30, 2021

Oil and natural gas properties, at cost	$8,029,234	$6,723,778
Construction in progress	460,306	-
Less: accumulated depletion	(184,658)	(84,803)
Oil and natural gas properties, net	8,304,882	6,638,975
Other property and equipment, at cost	127,542	-
Less: accumulated depreciation	(5,648)	-
Other property and equipment, net	121,894	-
Property and equipment, net	$8,426,776	$6,638,975

Depletion and depreciation expense was $105,503 and $60,479 for the years ended September 30, 2022 and September 30, 2021, respectively.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

7. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	2022	2021

Right-of-use assets	$240,796	$72,539

Lease liabilities
Balance, beginning of the year	$78,949	$53,128
Addition	220,368	57,357
Interest expense	9,042	9,812
Lease payments	(63,453)	(43,932)
Foreign exchange movement	-	2,584

Balance, end of the year	$244,906	$78,949
Current lease liabilities	$104,224	$51,963
Long-term lease liabilities	$140,682	$26,986

The following table presents the Company’s total lease cost.

	2022	2021

Amortization of right-of-use assets	$52,111	$37,129
Interest on lease liabilities	9,042	9,812
Variable lease expense	36,216	16,564
Sublease income	(36,633)	(10,191)
Rent subsidy	(1,644)	(9,169)

Net lease cost	$59,092	$44,145

As of September 30, 2022, maturities of the Company’s operating lease liabilities are as follows:

Year
2023	$110,593
2024	82,190
2025	84,664
2026	14,180
Total lease payments	291,627
Less: imputed interest	(46,721)
Total lease liabilities	$244,906

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

8. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	2022	2021

Decommissioning obligations, beginning of the year	$552,594	$271,402
Obligations recognized	-	258,726
Obligations derecognized	-	(125,511)
Revisions of estimates	(371,212)	117,921
Accretion expense	55,030	19,907
Foreign exchange movement	-	10,149
	$236,412	$552,594

During the year ended September 30, 2022, the Company had revision of estimates totaling $371,212 (2021 - increase of $117,921) primarily due to changes in future cost estimates and retirement dates for its oil and gas assets.

Reclamation bonds

As of September 30, 2022, the Company held reclamation bonds of $145,000 (September 30, 2021 - $144,847), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests. During the year ended September 30, 2021, the Company wrote off $50,165 of a reclamation deposit forfeited by the Texas State government due to a violation on a previously owned property.

9. DEBT

Convertible debenture

As of September 30, 2022, the Company had a debenture loan of $73,000 (CAD$100,000) (September 30, 2021 - $78,500) from the CEO of the Company outstanding. The debenture loan is secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bears interest at a rate of 12% per annum and has a maturity date of December 20, 2022. The debenture is convertible at the holder’s option into units of the Company at $6.57 (CAD$9.00) per unit. Each unit will be comprised of one common share of the Company and one share purchase warrant; each warrant entitles the holder to acquire one additional common share for a period of three years at an exercise price of $8.76 (CAD$12.00).

During the year ended September 30, 2022, the Company repaid $34,709 of the loan (CAD$47,546). Subsequent to September 30, 2022, the Company repaid the remaining principal loan amount of CAD$52,454.

During the years ended September 30, 2022 and September 30, 2021, the Company recorded interest of $9,360 and $13,506, respectively.

Loan payable

In May 2020, the Company opened a Canada Emergency Business Account (“CEBA”) and received a loan of $28,640 (CAD$40,000) from the Canadian Government. The CEBA program was established to provide interest-free loans of up to CAD$60,000 to small businesses to help them cover operating costs during the COVID-19 pandemic. The loan was unsecured and non-interest bearing with a repayment deadline of December 31, 2023. During the year ended September 30, 2022, the Company repaid the loan balance of $23,600 (CAD$30,000) and recognized a gain of $7,800 (CAD$10,000) on the forgiven amount.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

10. RELATED PARTY TRANSACTIONS

i)	In October 2019, the Company issued $76,000 (CAD$100,000) in convertible debenture to a director of the Company for cash. The debenture loan was secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bore interest at a rate of 12% per annum and had a maturity date of September 30, 2021. During the year ended September 30, 2021, the Company repaid the principal loan amount of CAD$100,000 together with accrued interest of $13,090. During the year ended September 30, 2021, the Company recorded interest of $4,026.

ii)	In February 2020, the Company issued $76,000 (CAD$100,000) in convertible debenture to the CEO of the Company for cash. The debenture loan is secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bears interest at a rate of 12% per annum and has an original maturity date of February 20, 2022. During the year ended September 30, 2022, the Company extended the maturity date to December 20, 2022 and repaid $34,709 of the loan (CAD$47,546). During the years ended September 30, 2022 and September 30, 2021, the Company recorded interest of $9,360 and $9,480, respectively. As at September 30, 2021, accrued interest of $15,176 was included in amounts due to related parties.

iii)	The Company has an employment agreement with the CEO of the Company for an annual base salary of $250,000, with no specified term. The CEO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to three years of base salary and a bonus equal to 20% of the annual base salary. During the years ended September 30, 2022 and September 30, 2021, the Company incurred management fees of $220,834 and $149,806, respectively, to the CEO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

iv)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the years ended September 30, 2022, the Company incurred salaries of $20,835 to the CFO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

Included in amounts due to related parties are $nil (2021 - $1,321) related to accrued management fee to a director of the Company and $nil (2021 - $131) in advances from the CEO of the Company. Amounts due to related parties are unsecured, non-interest bearing, and have no specific terms of repayment.

11. LOSS PER SHARE

The calculation of basic and diluted loss per share for the years ended September 30, 2022 and 2021 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	2022	2021

Net loss	$(2,714,616)	$(1,253,242)
Weighted average common shares outstanding	1,543,021	678,958

Basic and diluted loss per share	$(1.76)	$(1.84)

As of September 30, 2022, $73,000 (CAD$100,000) of convertible debentures convertible into 11,111 common shares, 84,583 (2021 - 37,917) stock options and 1,097,096 (2021 - 208,333) warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

12. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At September 30, 2022 and September 30, 2021, the Company had 1,932,604 and 1,103,010 common shares issued and outstanding, respectively.

During the year ended September 30, 2022, the Company:

a)	Completed a non-brokered private placement of 44,117 units at a price of $12.96 (CAD$16.20) per unit for gross proceeds of $571,760 (CAD$714,700). Each unit is comprised of one common share and one half of one share purchase warrant; each whole warrant entitles the holder to acquire one additional common share for a period of 24 months at an exercise price of $25.80 (CAD$32.40). $202,009 of the proceeds was allocated to the warrants and recorded as a warrant liability. The Company paid $34,733 and issued 2,680 agent’s warrants as a finders’ fee. The finder’s warrants have the same terms as the warrants issued under the private placement. The finder’s warrants were valued at $24,543 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%). The Company also incurred filing and other expenses of $800 in connection with the private placement. $8,671 of issuance costs related to the warrants was recorded in the statement of loss and comprehensive loss.

b)	Completed a brokered private placement of 785,477 units at a price of $9.60 per unit for gross proceeds of $7,540,580. Each unit is comprised of one common share and one common share purchase warrant; each warrant entitles the holder to acquire one additional common share for a period of 5 years at an exercise price of $12.60. $607,170 of the proceeds was allocated to the warrants. ThinkEquity LLC acted as sole placement agent for the private placement. In connection with the private placement, ThinkEquity received a cash commission of $754,058, 78,548 broker warrants and expense reimbursement of $131,560. The broker’s warrants have the same terms as the warrants issued under the private placement. The broker’s warrants were valued at $858,429 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.45%, an expected life of 5 years, annualized volatility of 134.66% and a dividend rate of 0%). The Company also incurred filing and other expenses of $140,475 in connection with the private placement.

During the year ended September 30, 2021, the Company:

a)	Issued 19,271 common shares of the Company for a fair value of $54,958 pursuant to service agreements.

b)	Issued 416,666 common shares of the Company for a value of $2,468,750 pursuant to a property acquisition agreement.

Share-based payments

Stock options

The Company has a stock option plan (the “Plan”) in place under which it is authorized to grant options to executive officers and directors, employees and consultants. Pursuant to the Plan, the Company may issue aggregate stock options totaling up to 10% of the issued and outstanding common stock of the Company. Further, the Plan calls for the exercise price of each option to be equal to the market price of the Company’s stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years and vest at the discretion of the Board of Directors at the time of grant.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

12.	EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2020	39,003	$18.75
Cancelled	(1,086)	23.70

Balance, September 30, 2021	37,917	$19.51
Granted	55,000	10.51
Cancelled	(8,334)	17.34

Balance, September 30, 2022	84,583	$13.26

Exercisable at September 30, 2022	83,333	$13.42

The aggregate intrinsic value of options outstanding and exercisable as at September 30, 2022 was $nil (2021 - $nil).

The options outstanding as of September 30, 2022 have exercise prices in the range of $2.19 to $21.90 and a weighted average remaining contractual life of 7.72 years. There were no options granted during the year ended September 30, 2021.

During the years ended September 30, 2022 and 2021, the Company recognized share-based payment expense of $546,335 and $2,870, respectively, for the portion of stock options that vested during the year. The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	2022	2021

Risk-free interest rate	1.50%	-
Expected life of options	10 Years	-
Expected annualized volatility	96.56%	-
Dividend rate	Nil	-
Weighted average fair value of options granted	$10.17	$-

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

12.	EQUITY (cont’d…)

Share-based payments (cont’d…)

As September 30, 2022, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
27,917	$21.90	December 4, 2027
5,000	$13.14	November 1, 2028
5,000	$2.19	March 16, 2030
51,666	$10.51	October 6, 2031
84,583

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2020	80,087	$12.77
Granted	208,333	9.48
Warrants expired	(80,087)	13.46

Balance, September 30, 2021	208,333	$9.42
Granted	888,763	12.91

Balance, September 30, 2022	1,097,096	$12.12

As September 30, 2022, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

24,739	$23.65	November 4, 2023
864,024	$12.60	March 29, 2027
208,333	$8.76	October 1, 2031
1,097,096

22,059 warrants issued with private placement units during fiscal 2022 have an exercise price denominated in CAD. These warrants were initially valued at $202,009 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%) and recorded as a warrant liability. These warrants were subsequently revaluated and a gain on fair value adjustment of $178,509 was recorded during the year ended September 30, 2022.

The following weighted average assumptions were used for the Black-Scholes valuation of warrants as at September 30, 2022 and November 4, 2021:

	September 30,2022	November 4, 2021

Risk-free interest rate	3.79%	0.98%
Expected life of options	1 Year	2 Years
Expected annualized volatility	135.59%	153.02%
Dividend rate	Nil	Nil
Weighted average fair value of options granted	$1.46	$11.45

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

13. INCOME TAXES

	2022	2021

Loss before income taxes	$(2,714,616)	$(1,253,242)
Expected income tax recovery at statutory rates	$(407,000)	$(188,000)
Provincial income tax	(244,000)	(137,000)
Effect of income taxes from US operations	(42,000)	(7,000)
Change in statutory, foreign tax, foreign exchange rates and other	(32,000)	(59,000)
Permanent differences	103,000	1,000
Adjustment to prior years provision versus statutory tax returns	(53,000)	(11,000)
Change in valuation allowance	675,000	401,000
Deferred income tax recovery	$-	$-

Components of the Company’s pre-tax loss and income taxes are as follows:

	2022	2021
Loss for the year
Canada	$(2,030,281)	$(1,144,350)
US	(684,335)	(108,892)
	$(2,714,616)	$(1,253,242)
Expected income tax (recovery)
Canada	$(549,000)	$(309,000)
US	(102,000)	(29,000)
	$(651,000)	$(338,000)
Deferred income tax (recovery)
Canada	$548,000	$309,000
US	103,000	29,000
	$651,000	$338,000
Deferred income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2022	2021

Tax loss carryforwards	$1,342,000	$780,000
Property and equipment	(74,000)	(9,000)
Financing fees	216,000	38,000
	1,484,000	809,000
Deferred tax assets valuation allowance	(1,484,000)	(809,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences include unamortized financing fees and tax loss carryforwards. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. For the years ended September 30, 2022 and 2021, the Company had financing fees of $801,000 and $140,000, respectively, with expiration dates between 2042 and 2047. The Company also had tax loss carryforwards of approximately $4,832,000 in Canada and the United States. For the years ended September 30, 2022 and 2021, the Canada tax losses totaled $4,028,000 and $2,707,000, respectively, with expiration dates ranging from 2037 to 2042 and 2037 to 2041, respectively. The United States tax losses for the years ended September 30, 2022 and 2021 totaled $804,000 and $213,000, respectively, and had no expiration dates.

14. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

15. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Supplemental unaudited information regarding Permex’s oil and gas activities is presented in this note. All of Permex’s reserves are located within the U.S.

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2022	September 30, 2021
Acquisition of proved properties	$—	$3,699,215
Acquisition of unproved properties	—	—
Development costs	1,676,668	9,403
Exploration costs	—	—
Total costs incurred	$1,676,668	$3,708,618

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2022	September 30, 2021
Oil and gas revenues	$815,391	$46,703
Production costs	(829,194)	(59,671)
Exploration expenses	—	—
Depletion, depreciation and amortization	(99,855)	(52,439)
Impairment of oil and gas properties	—	—
Result of oil and gas producing operations before income taxes	(113,658)	(65,407)
Provision for income taxes	—	—
Results of oil and gas producing activities	$(113,658)	$(65,407)

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

15.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by the certified independent engineering firm, MKM Engineering. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods when the estimates were made. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved developed and undeveloped reserves:
September 30, 2020	3,706,360	740,180	3,829,723
Revisions (1)	(88,263)	38,640	(81,823)
Purchase of proved reserves (2)	5,408,560	2,859,590	5,885,158
Sale of reserves (3)	(2,826,290)	(618,650)	(2,929,398)
Production	(947)	(1,410)	(1,182)
September 30, 2021	6,199,420	3,018,350	6,702,478
Revisions	48,320	(5,613)	47,385
Purchase of proved reserves	-	-	-
Sale reserves	-	-	-
Production	(10,670)	(11,567)	(12,598)
September 30, 2022	6,237,070	3,001,170	6,737,265

Proved developed reserves:
September 30, 2020	549,390	82,430	563,128
September 30, 2021	587,450	411,910	656,102
September 30, 2022	1,153,870	864,770	1,297,998

Proved undeveloped reserves:
September 30, 2020	3,156,970	657,750	3,266,595
September 30, 2019	5,611,970	2,606,440	6,046,377
September 30, 2022	5,083,200	2,136,400	5,439,267

(1)	Revisions in 2021 included 120,850 bbls in proved undeveloped reserves being reclassified as probable in the 2021 reserve report, net of other immaterial revisions in several properties.
(2)	During 2021, the Company purchased 1,246 net acres in Martin County, Texas.
(3)	During 2021, the Company sold ODC and Taylor properties.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

15.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of September 30, 2022 and September 30, 2021 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended September 30, 2022 and September 30, 2021 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from October through September during each respective fiscal year. The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	September 30, 2022	September 30, 2021
Future cash inflows	$589,481,000	$355,958,000
Future production costs(1)	(91,630,000)	(69,683,000)
Future development costs	(71,700,000)	(71,700,000)
Future income tax expenses	(113,873,000)	(57,206,000)
Future net cash flows	312,278,000	157,369,000
10% annual discount for estimated timing of cash flows	(167,549,000)	(84,100,000)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$144,729,000	$73,269,000

(1)	Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended September 30, 2020 (1)	$40.30	$1.77
Year ended September 30, 2021 (1)	$55.98	$2.95
Year ended September 30, 2022 (1)	$91.72	$5.79

(1)	Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from October through September during each respective fiscal year.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

15.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by ASC 932, at fiscal year-end are set forth in the table below.

	12 Months Ended
	September 30, 2022	September 30, 2021
Standardized measure of discounted future net cash flows at the beginning of the year	$73,269,000	$20,797,000
Extensions, discoveries and improved recovery, less related costs	—	—
Sales of minerals in place	—	(62,682,000)
Purchase of minerals in place	—	125,927,000
Revisions of previous quantity estimates	1,674,000	(1,751,000)
Net changes in prices and production costs	88,333,000	32,573,000
Accretion of discount	10,077,000	1,498,000
Sales of oil produced, net of production costs	(49,000)	13,000
Changes in future development costs	911,000	(21,339,000)
Changes in timing of future production	(3,099,000)	(2,580,000)
Net changes in income taxes	(26,387,000)	(19,187,000)
Standardized measure of discounted future net cash flows at the end of the year	$144,729,000	$73,269,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2022, Davidson & Company LLP (“Davidson”) resigned as the Company’s independent registered public accounting firm effective October 31, 2022.

Davidson audited the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2021 and 2020. The report of Davidson on the financial statements of the Company for the fiscal years ended September 30, 2021 and 2020, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended September 30, 2021 and 2020, and through the interim period ended October 31, 2022, there were no disagreements between the Company and Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davidson, would have caused Davidson to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s two most recent fiscal years ended September 30, 2021 and 2020, and the subsequent interim periods, Davidson did not advise the Company of any reportable events specified in Item 304(a)(1)(v) of Regulation S-K with respect to the Company.

The Company provided Davidson with a copy of the Company’s current report on Form 8-K in accordance with Item 304(a) of Regulation S-K prior to the filing of such report with the Securities and Exchange Commission and requested that Davidson furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter from Davidson is included as Exhibit 16.1 to this Annual Report.

Engagement of Independent Registered Public Accounting Firm

On October 31, 2022, through and with the approval of its Audit Committee, the Company appointed Marcum LLP (“Marcum”) as its independent registered public accounting firm. During the Company’s two most recently completed fiscal years and the subsequent interim periods through the date of engagement of Marcum, neither the Company nor anyone on behalf of the Company consulted with Marcum regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements nor has Marcum provided to us with a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The following control deficiencies constitute material weaknesses in internal control over financial reporting:

●	Insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department.
●	Lack of knowledge of US GAAP and ineffective controls associated with the conversion from IFRS to US GAAP
●	Ineffective controls over inputs used in the valuation of the Asset Retirement Obligation
●	Ineffective controls on the accounting and the valuation of complex financial instruments
●	Ineffective review of the financial statements due to the limited financial and reporting resources
●	Ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.”

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2022, our internal control over financial reporting was not effective, due to the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that our certifying officers concluded materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name and position and a brief account of the business experience of each of our directors and executive officers as of February 9, 2023. Each of the directors listed below was elected to our Board of Directors to serve until our next annual meeting of shareholders or until such director’s successor is elected and qualified.

Name	Age	Position
Mehran Ehsan	41	Chief Executive Officer, President and Director
Gregory Montgomery	53	Chief Financial Officer and Director
Barry Whelan	81	Chief Operating Officer and Director
Scott Kelly	47	Director
Douglas Charles Urch	64	Director
James Perry Bryan	82	Director
John James Lendrum	71	Director
Melissa Folz	38	Director

Biographical Information

Mehran Ehsan

Mehran Ehsan has served as the Chief Executive Officer and President and a member of the Board of Directors of the Company since April 2017. In addition, from July 2010 to June 2019, Mr. Ehsan served as President and Chief Executive Officer of N.A. Energy Resources Corporation, a privately held oil and gas operator. Mr. Ehsan also previously served as the Director of Business Development for West Texas Investment Corp. and a Financial Specialist (Oil and Gas) for Sterling Wealth.

We believe Mr. Ehsan is qualified to serve on our Board of Directors because he brings first-hand knowledge of the Company’s day-to-day operations as well as an understanding of the operational, financial and strategic issues facing our Company.

Gregory Montgomery

Gregory Montgomery has served as Chief Financial Officer of the Company since May 2022 and a member of the Company’s Board of Directors since March 2020. Since June 2021, Mr. Montgomery has served as Vice President, Project Management Office – Private Equity Energy Management of Priority Power Management, LLC. In addition from October 2018 until June 2021, he served as Partner of Vine Advisors, from October 2017 until October 2018, he served as Chief Financial Officer of Oiltanking North America and from March 2013 until October 2017, he served as Chief Financial Officer of Semarus Energy, LLC. Mr. Montgomery also served as Chief Financial Officer for Lion Copolymer, Coast Energy and Laser Midstream, and was a Director of Strategic Planning for Enbridge Energy Partners (EEP: NYSE) and Compliance Officer for Pennzoil Company (PZL: NYSE). Mr. Montgomery is a CPA and member of the Texas Society of CPA’s and American Institute of Certified Public Accountants. Mr. Montgomery holds a Bachelor of Business Administration from the University of Houston – Bauer College of Business.

We believe Mr. Montgomery is qualified to serve on our Board of Directors because he brings extensive financial and accounting experience in the oil and gas industry.

Barry Whelan

Barry Whelan has served as the Chief Operating Officer and a member of the Board of Directors of the Company since April 2017. Since May 2017, Mr. Whelan has served as the Chief Operating Officer and a member of the board of directors of N.A. Energy Resources Corporation, a privately held oil and gas operator. Mr. Whelan received his degrees in geology from Western University (London) and McMaster University (Hamilton). He is a past member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta, the Association of Professional Engineers and Geoscientists of British Columbia, the Institute of Geology (London, U.K.) and a Fellow of the Geological Institute of Canada.

We believe Mr. Whelan is qualified to serve on our Board of Directors because he brings first-hand knowledge of the Company’s day-to-day operations.

Scott Kelly

Scott Kelly served as the Chief Financial Officer and Corporate Secretary from December 2017 until May 2022 and has served as a member of the Board of Directors of the Company since December 2017. Since 2017, Mr. Kelly has been a self-employed business consultant who has held the office of Chief Financial Officer for Ely Gold Royalties Inc. (May 2007 – June 2019), Mako Mining Corp. (TSXV: MKO; OTCQX: MAKOF) (November 2018 – February 2021), Sonoro Gold Corp. (October 2010 – November 2019) (OTCQB: SMOFF; TSX: SGO) and Ethos Gold Corp. (August 2014 – April 2021) (TSX: PPP). Mr. Kelly obtained his Bachelor of Commerce degree from Royal Roads University.

We believe Mr. Kelly is qualified to serve on our Board of Directors because he brings extensive financial and accounting experience.

Douglas Charles Urch

Douglas Urch has served as a member of the Company’s Board of Directors since November 2018. Since November 2019, Mr. Urch has served as the Executive Vice President and Chief Financial Officer of PetroTal Corp. (OTCQX: PTALF; TSXV: TAL; AIM PTAL), and from December 2017 until October 2019, he served as chair of the board of directors. In addition, from February 2008 until September 2018, Mr. Urch served as Executive Vice President, Finance and Chief Financial Officer of Bankers Petroleum Ltd. Moreover, since April 2017, Mr. Urch has served as a member of the board of directors of Blue Moon Metals Corp. (TSXV: MOON). Mr. Urch is a Chartered Professional Accountant (CPA) and a member of the Institute of Corporate Directors (ICD). He also received a Bachelor of Commerce degree (with a major in accounting) from the University of Calgary in 1980.

We believe Mr. Urch is qualified to serve on our Board of Directors because he brings extensive financial and accounting experience in the oil and gas industry.

James Perry Bryan

James Bryan has served as a member of the Company’s Board of Directors since September 2021. Mr. Bryan has been involved in the energy and investment industries for more than five decades, serving as Chief Executive Officer and President of Gulf Canada Resources Limited (1995 - 1998), Chairman (1990 - 1997) and Chief Executive Officer of Nuevo Energy Company (1990 - 1995), Chief Executive Officer of Bellwether Exploration (1987 - 1997), First Vice President of E.F. Hutton & Company and Director of Investment Banking-Southwest Region (1978 - 1981), Chairman and Chief Executive Officer of Torch Energy Advisors, Inc. (1981 - 2012), President and Chief Executive Officer of The Mortgage Banque (1974 - 1978), Executive Vice President and Director of Dominick & Dominick, Inc. (1969 - 1974), and Vice President of Morgan Guaranty Trust Company (1966 - 1969). He received his B.A. from The University of Texas at Austin, his L.L.B. from The University of Texas Law School at Austin and his B.F.T. from the American Institute of Foreign Trade at Phoenix, Arizona. Among his numerous business awards are Texas Entrepreneur of the Year (1994) and Canadian Oil Producer of the Year (1995).

We believe Mr. Bryan is qualified to serve on our Board of Directors because he brings extensive experience in the oil and gas industry.

John James Lendrum

John Lendrum has served as a member of the Company’s Board of Directors since September 2021. Since 2015, Mr. Lendrum has served as the Non-Executive Chairman of Nuevo Midstream Dos, LLC. From 2012 to 2014, he served as the President, Chief Executive Officer and member of the board of directors of Nuevo Midstream Company (“Nuevo”). Nuevo owned and operated gas gathering, processing and treating assets in the Delaware and Permian Basins of West Texas and New Mexico and was sold to an affiliate of Anadarko Petroleum Company in 2014. Since February 2019, Mr. Lendrum serves on the board of Blue Rock Energy Partners. In 2018, he participated along with several other family offices, in the acquisition of Blue Rock from the private equity unit of TudorPickeringHolt. Mr. Lendrum has a B.B.A. in Finance and completed his graduate studies in Accounting Theory at The University of Texas at Austin.

We believe Mr. Lendrum is qualified to serve on our Board of Directors because he brings extensive experience in the oil and gas industry.

Melissa Folz

Melissa Folz has served as a director of the Company’s Board of Directors since October 2022. Ms. Folz is currently the Director of Production Engineering and Optimization at Chord Energy, which is a result of the merger of Oasis Petroleum and Whiting Petroleum effective July 1st, 2022. Ms. Folz has been a leader at Oasis Petroleum since 2014 in various production, reservoir, and subsurface assessment management positions. Prior to joining Oasis she worked at Sabine Oil and Gas as a production engineer and Southwestern Energy as a completions engineer. Ms. Folz has over fourteen years of experience in oil and gas, graduated as a Petroleum Engineer from Louisiana State University, and is a licensed Professional Engineer in the state of Texas.

We believe Ms. Folz is qualified to serve on our Board of Directors because she brings extensive experience in the oil and gas industry.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K under the Securities Act.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Committees of our Board of Directors

Our Board of Directors has a separately designated standing audit committee. Our Board serves in place of a compensation committee, determining the compensation of our officers and directors, and nominating and corporate governance committee, nominating members to our Board of Directors.

Audit Committee

Our audit committee consists of Douglas Charles Urch (Chair), Scott Kelly and John James Lendrum. Our Board of Directors has determined that Douglas Charles Urch and John James Lendrum meet the definition as an “independent” director within the meaning of the listing standards of the New York Stock Exchange. Each member of the audit committee is financially literate, and in addition, our Board of Directors has determined that Douglas Charles Urch qualifies as an “audit committee financial expert,” as defined in applicable SEC regulations.

Our audit committee is responsible for overseeing our financial reporting process on behalf of the Board, including overseeing the work of the independent auditors who report directly to the audit committee. The specific responsibilities of our audit committee, among others, include:

●	evaluating the performance and assessing the qualifications of the independent directors and recommending to the Board and the shareholders the appointment of our external auditor;

●	determining and approving the engagement of and compensation for audit and non-audit services of our external auditor;

●	reviewing our financial statements and management’s discussion and analysis of financial condition and results of operations and recommending to the Board whether or not such financial statements and management’s discussion and analysis of financial condition and results of operations should be approved by the Board;

●	conferring with our external auditor and with management regarding the scope, adequacy and effectiveness of internal financial reporting controls;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding our accounting controls, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting and auditing matters; and

●	reviewing and discussing with management and the independent auditor, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including major financial risk exposure and investment and hedging policies and the steps taken by management to monitor and control our exposure to such risks.

Committee Charters and Other Corporate Governance Matters

Audit Committee Charter

Our Board of Directors has adopted a written charter for our audit committee.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics which addresses issues including, but not limited to: (i) conflicts of interest; (ii) compliance with laws, rules, and regulations; (iii) protection and proper use of corporate opportunities; (iv) protection and proper use of corporate assets; (v) confidentiality of corporate information; (vi) fair dealing with securityholders, customers, competitors, and employees; and (vii) accuracy of business records. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees. Any change or waivers from the provisions of the Code of Business Conduct and Ethics for our executive officers or directors will be made only after approval by the Board of Directors and will be promptly disclosed.

Director Compensation

We have no formal policy concerning director compensation; however, options may be granted to directors as compensation for services on the Board, at the discretion of our Board. To date, the we have not paid any cash compensation to our directors for service on the Board.

The following table presents the total compensation for each person who served as a member of our Board of Directors (other than Mehran Ehsan, our Chief Executive Officer, whose compensation is summarized below under “Summary Compensation Table”) and received compensation for such service on the Board during the fiscal year ended September 30, 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Scott Kelly (1)	—	—	96,154	—	—	—	96,154
Douglas Charles Urch	—	—	105,770	—	—	—	105,770
James Perry Bryan	—	—	—	—	—	—	—
John James Lendrum	—	—	—	—	—	—	—
Edward Odishaw (2)	—	—	—	—	—	—	—
Greg Montgomery (3)	—	—	28,846	—	—	—	28,846
Barry Whelan (4)	—	—	96,154	—	—	—	96,154

(1) Scott Kelly served as Chief Financial Officer and Corporate Secretary of the Company until May 2022. In connection with his service as our Chief Financial Officer, Mr. Kelly received cash compensation of $9,360 during the fiscal year ended September 30, 2022.

(2) Edward Odishaw served as a director of the Company until May 2, 2022.

(3) Greg Montgomery was appointed as our Chief Financial Officer on May 1, 2022. Pursuant to his employment agreement with the Company, Mr. Montgomery will receive an annual base salary of $50,000 and be eligible to receive an annual cash bonus of up to 100% of this annual salary. Mr. Montgomery received cash compensation of $20,833 during the fiscal year ended September 30, 2022 in connection with his service as our Chief Financial Officer.

(4) Barry Whelan also serves as our Chief Operating Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. No Section 16(a) reports were required to be filed by the Company’s executive officers, directors and 10% stockholders during the fiscal year ended September 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

For the purposes hereof, a named executive officer (“NEO”) of the Company means the Company’s Chief Executive Officer, Mehran Ehsan, as no other executive officer of the Company received total compensation in 2022 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table

The following table sets forth, for the years ended September 30, 2022 and 2021, all compensation paid or accrued by the Company, to or on behalf of the NEO:

Name and Principal Position	Fiscal Years Ended 09/30	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Mehran Ehsan	2022	220,834	—	—	144,231	—	—	—	365,065
President, CEO and Director	2021	149,806	—	—	—	—	—	—	149,806

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and restricted stock unit awards held by our that were outstanding as of September 30, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Mehran Ehsan	11,250	(1)	—	—	$30.00	12/4/2027	—	—	—	—
President, CEO and Director	12,500	(2)	—	—	$14.40	10/6/2031	—	—	—	—

(1) Stock options granted to Mehran Ehsan in December 2017 vested immediately upon grant.

(2) Stock options granted to Mehran Ehsan in October 2021 vested immediately upon grant.

Stock Option Plans and Other Incentive Plan

Other than the Option Plan set forth below, the Company currently does not have any other stock option plan, stock option agreement made outside of a stock option plan, plan providing for the grant of stock appreciation rights, deferred share units or restricted stock units or any other incentive plan or portion of a plan under which awards are granted.

The Company’s current stock option plan (the “Option Plan”) was approved by the Board on November 27, 2017 and by the Company’s shareholders on April 8, 2022. The purpose of the Option Plan is to ensure that the Company is to able to provide an incentive program for directors, officers, employees and persons providing services to the Company (each, an “Optionee”) that provides enough flexibility in the structuring of incentive benefits to allow the Company to remain competitive in the recruitment and maintenance of key personnel.

The Option Plan will be administered by the Board or the compensation committee of the Company, as applicable, which shall, without limitation, have full and final authority in its discretion, but subject to the express provisions of the Option Plan, to interpret the Option Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations deemed necessary or advisable for the administration of the Option Plan, subject to any necessary shareholder or regulatory approval. The Board may delegate any or all of its authority with respect to the administration of the Option Plan. The Board shall determine to whom options shall be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted and vested, and the number of common shares to be subject to each option.

Under the Option Plan, options will be exercisable over periods of up to 10 years as determined by the Board. The exercise price of any option may not be less than the greater of the closing market price of the common shares on: (i) the trading day prior to the date of grant of the option; and (ii) the grant date of the option, less any applicable discount allowed by the Canadian Securities Exchange (the “CSE”) or any other stock exchange on which the common shares are listed for trading.

The maximum number of common shares which may be issued pursuant to options granted under the Option Plan is 10% of the issued and outstanding common shares at the time of the grant, provided that the common shares are listed on the CSE or any other stock exchange at the time of grant. In addition, the number of common shares which may be issuable under the Option Plan and all of the Company’s other previously established or proposed share compensation arrangements, within a one-year period:

●	to any one Optionee may not exceed (without the requisite disinterested shareholder approval) 5% of the issued common shares on a non-diluted basis;

●	to insiders as a group shall not exceed 10% of the total number of issued and outstanding common shares, on a non-diluted basis, at the time of the grant; and

●	to all Optionees who undertake investor relation activities shall not exceed 1% in the aggregate of the total number of issued and outstanding common shares at the time of the grant, on a non-diluted basis.

The Option Plan permits the Board to specify a vesting schedule in its discretion, subject to minimum vesting requirements imposed by the applicable stock exchange. Unless otherwise specified by the Board at the time of granting an option, and subject to the other limits on option grants set out in the Option Plan, all options granted under the Option Plan shall vest and become exercisable in full upon grant, except Options granted to consultants performing investor relations activities, which options must vest in stages over twelve months with no more than one-quarter of the options vesting in any three month period.

The Option Plan provides that if a change of control (as defined in the Option Plan) occurs, or if the Company is subject to a take-over bid, all common shares subject to options shall immediately become vested and may thereupon be exercised in whole or in part by the option holder. The Board may also accelerate the expiry date of outstanding options in connection with a take-over bid.

The Option Plan contains adjustment provisions with respect to outstanding options in cases of share reorganizations, special distributions and other corporation reorganizations including an arrangement or other transaction under which the business or assets of the Company become, collectively, the business and assets of two or more companies with the same shareholder group upon the distribution to the Company’s shareholders, or the exchange with the Company’s shareholders, of securities of the Company or securities of another company.

The Option Plan provides that on the death or disability of an option holder, all vested options will expire at the earlier of 365 days after the date of death or disability and the expiry date of such options. Where an Optionee is terminated for cause, any outstanding options (whether vested or unvested) are cancelled as of the date of termination. If an Optionee retires or voluntarily resigns or is otherwise terminated by the Company other than for cause, then all vested options held by such Optionee will expire at the earlier of (i) the expiry date of such options and (ii) the date which is 90 days (30 days if the Optionee was engaged in investor relations activities) after the Optionee ceases its office, employment or engagement with the Company.

The Option Plan contains a provision that if pursuant to the operation of an adjustment provision of the Option Plan, an Optionee receives options (the “New Options”) to purchase securities of another company (the “New Company”) in respect of the Optionee’s options under the Option Plan (the “Subject Options”), the New Options shall expire on the earlier of: (i) the expiry date of the Subject Options; (ii) if the Optionee does not become an eligible person in respect of the New Company, the date that the Subject Options expire pursuant to the applicable provisions of the Option Plan relating to expiration of options in cases of death, disability or termination of employment discussed in the preceding paragraph above (the “Termination Provisions”); (iii) if the Optionee becomes an eligible person in respect of the New Company, the date that the New Options expire pursuant to the terms of the New Company’s stock option plan that correspond to the Termination Provisions; and (iv) the date that is one year after the Optionee ceases to be an eligible person in respect of the New Company or such shorter period as determined by the Board.

In accordance with good corporate governance practices and as recommended by National Policy 51-201 – Disclosure Standards, the Company imposes black-out periods restricting the trading of its securities by directors, officers, employees and consultants during periods surrounding the release of annual and interim financial statements and at other times when deemed necessary by management and the Board. In order to ensure that holders of outstanding options are not prejudiced by the imposition of such black-out periods, the Option Plan contains a provision to the effect that any outstanding options with an expiry date occurring during a management imposed black-out period or within five trading days thereafter will be automatically extended to a date that is 10 trading days following the end of the black-out period.

The options granted under the Option Plan are non-assignable and non-transferable. Subject to required shareholder approval and the approval of the CSE, or any other stock exchange on which the common shares are listed, if applicable, the Board may from time to time amend or revise the terms of the Option Plan or may terminate the Option Plan at any time.

The Company does not provide any financial assistance to participants in order to facilitate the purchase of common shares under the Option Plan. As at February 9, 2023, there were options outstanding under the Option Plan to acquire 84,583 common shares, representing approximately 4% of the Company’s current issued and outstanding shares.

A copy of the Option Plan may be inspected at the head office of the Company, 2911 Turtle Creek Blvd, Suite 925, Dallas, Texas 75219, during normal business hours and at the Meeting. In addition, a copy of the Option Plan will be mailed, free of charge, to any shareholder who requests a copy, in writing, from the Chief Financial Officer of the Company. Any such requests should be mailed to the Company, at its head office, to the attention of the Chief Financial Officer.

Employment, Consulting and Management Agreements

Other than the executive employment agreement between the Company and Mehran Ehsan, the material terms of which are set forth below, the Company does not have any compensation agreements or arrangements that the Company or any of its subsidiaries have entered into with respect to services provided by a NEO, a director or any other party in the event such services provided are typically provided by a director or NEO (collectively, “Compensation Arrangements”).

The Compensation Arrangements for Mehran Ehsan were initially set forth in the amended employment agreement dated September 1, 2021, as subsequently amended on May 1, 2022, between the Company and Mr. Ehsan (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, the Company employs Mr. Ehsan to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Board. As compensation for the performance of such duties, the Company paid Mr. Ehsan a base salary of $200,000 per year (which increased to $250,000 as of May 1, 2022), which shall be reviewed by the Company annually. Mr. Ehsan is also eligible for cash bonuses and grants of Options under the Option Plan, in the sole discretion of the Board, as well as group health, medical and disability insurance benefits and any other fringe benefit programs that the Company maintains from time to time for the benefit of its employees.

The Company may immediately terminate Mr. Ehsan’s employment at any time for cause, by written notice. The Company may terminate the Mr. Ehsan’s employment at any time without cause by providing him with notice in writing and compensation in lieu of notice as follows:

●	payment of all outstanding and accrued base salary and vacation pay, earned and owing up to the last day of the active employment, and reimbursement for all proper expenses incurred by him in connection with the Company’s business prior to the last day of active employment;

●	payment of an amount equal to 36 months base salary;

●	payment of an amount in lieu of his performance bonus equal to 20% of base salary; and

●	continuation of his benefit coverage for a period of six months, or alternatively, if it is unable to continue Mr. Ehsan’s participation in one or more of the Company’s benefit plans, the Company shall pay him an amount equal to the premium cost or contributions the Company would otherwise have made in respect of his participation in the relevant plan(s) for six months.

Mr. Ehsan is required to give the Company not less than two weeks’ notice in the event of his resignation. Upon receipt of his notice of resignation, or at any time thereafter, the Company has the right to elect to pay, in lieu of such notice period, Mr. Ehsan’s salary for the remainder of the notice period and a reasonable amount in lieu of the his benefits for that period. If the Company elects for payment in lieu of notice, the Mr. Ehsan’s employment shall terminate immediately upon such payment.

If the Company determines that Mr. Ehsan has suffered a Disability (as defined below) that cannot be accommodated, the Company may terminate his employment by notice. In such case, Mr. Ehsan is entitled to receive, in lieu of all amounts otherwise payable under the CEO Employment Agreement (except for amounts earned but not yet paid to Mr. Ehsan through the date of such Disability), compensation at Mr. Ehsan’s base salary rate for a period of six months following the date of Disability or such greater amount as is required by applicable law. In the CEO Employment Agreement, “Disability” means a physical or mental incapacity of Mr. Ehsan that has prevented him from performing the duties customarily assigned to him for 180 days, whether or not consecutive, out of any 12 consecutive months and that in the opinion of the Company, acting on the basis of advice from a duly qualified medical practitioner, is likely to continue to a similar degree.

In the event of death, Mr. Ehsan’s employment shall be deemed to have terminated on the date thereof and the Company shall pay his estate the amounts specified above in respect of termination without cause.

Other than pursuant to the CEO Employment Agreement, the Company has not granted any termination or change of control benefits with respect to any Compensation Arrangement and there are no compensatory plans or arrangements with respect to any NEO or director resulting from the resignation, retirement or any other termination of any NEO or director or from a change of any NEO’s or director’s responsibilities following a change of control. In case of termination of NEOs, other than the CEO, common law and statutory law applies.

The table below sets forth information with respect to each NEO currently employed by the Company in order to assist the reader in determining the potential payment to each such NEO in the event of the termination of such NEO’s employment by the Company other than for cause or in the event of a change of control. The estimated payments have been calculated on the basis of employment agreements as they exist at the date of this Annual Report and assuming that they were in effect on September 30, 2022.

Name	Estimated Payment Assuming Termination Without Cause on September 30, 2022 ($)	Estimated Payment Assuming a Change of Control on September 30, 2022 ($)
Mehran Ehsan	$900,000	—

The estimated payments assuming a change of control on September 30, 2022 are based on the assumption that the NEOs are terminated without cause or elect to terminate the agreements.

Oversight and Description of Director and Name Executive Officer Compensation

Elements of Compensation

Compensation to be awarded or paid to the Company’s directors and/or executive officers, including NEOs consist primarily of management fees, stock options and bonuses. Payments may be made from time to time to executive officers, including NEOs, or companies they control for the provision of consulting or management services. Such services are paid for by the Company at competitive industry rates for work of a similar nature done by reputable arm’s length services providers.

The Board will from time to time determine the stock option grants to be made pursuant to the Option Plan. It is also anticipated that the Board may award bonuses, in its sole discretion, to executive officers (including NEOs) from time to time.

The most significant components of the Company’s executive compensation plan are base salary and an annual incentive bonus. These components are based upon:

●	achievement of specific corporate or segment performance targets;

●	a performance evaluation process, taking into consideration comparative levels of compensation with comparable entities in the Company’s industry;

●	alignment of the compensation level of each individual to that individual’s level of responsibility;

●	the individual’s performance, competencies, skills and achievements;

●	alignment with corporate strategy; and

●	contributions to corporate or segment performance.

Base Salary

The base salary review of any NEO will take into consideration the current competitive market conditions, experience, proven or expected performance, and the particular skills of the NEO. Base salary is not expected to be evaluated against a formal “peer group”. The base salaries for NEOs during the fiscal year ended September 30, 2022 were set at the following:

●	Mehran Ehsan (CEO) –$150,000/year commencing in 2017, subject to adjustment. During the year ended September 30, 2021, Mr. Ehsan received $149,806. Mr. Mehran’s annual salary was increased to $200,000 October 1, 2021 and further increased to $250,000 effective as of May 1, 2022. During the year ended September 30, 2022, Mr. Ehsan received $220,834.

Performance-Based Cash Bonuses

Cash bonuses are not a normal part of the Company’s executive compensation. However, the Company may elect to utilize such incentives where the role-related context and competitive environment suggest that such a compensation modality is appropriate. When and if utilized, the amount of cash bonus compensation will normally be paid on the basis of timely achievement of specific pre-agreed milestones. Each milestone will be selected based upon consideration of its impact on shareholder value creation and the ability of the Company to achieve the milestone during a specific interval. The amount of bonus compensation will be determined based upon achievement of the milestone, its importance to the Company’s near and long term goals at the time such bonus is being considered, the bonus compensation awarded to similarly situated executives in similarly situated companies or any other factors the Company may consider appropriate at the time such performance-based bonuses are decided upon.

Stock Options

The Company currently has the Option Plan in place for the purposes of attracting and motivating directors, officers, employees, and consultants of the Company and advancing the interests of the Company by affording such persons with the opportunity to acquire an equity interest in the Company through rights granted under the Option Plan. Any grant of options under the Option Plan is within the discretion of the Board, subject to the condition that the maximum number of common shares which may be reserved for issuance under the Option Plan may not exceed 10% of the Company’s issued and outstanding common shares.

Options are also an important component of aligning the objectives of the Company’s employees with those of shareholders. The Company expects to provide significant option positions to senior employees and lesser amounts to lower-level employees.

Notwithstanding the above, the Company is still in the development stage and has an informal compensation program and strategy. The management team is committed to developing the operations of the Company and will establish a formal compensation program for directors and executive officers once it begins generating revenues sufficient to sustain operations. The Board is responsible for determining, by way of discussions at Board meetings, the ultimate compensation to be paid to the executive officers of the Company. The Company does not have a formal compensation program with set benchmarks; however, the performance of each executive will be considered along with the Company’s ability to pay compensation and its results of operation for the period.

The Company relies solely on its Board to determine the executive compensation that is to be paid to NEOs and directors without any formal objectives, criteria, or analysis.

Pension Disclosure

The Company does not currently provide any pension plan benefits for executive officers, directors, or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information

The following table summarizes information about our equity compensation plans as of September 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	1,181,679	(1)	$12.20	(2)	107,777
Equity compensation plans not approved by securityholders	—		—		—
Total	1,181,679		$12.20		107,777

(1)	Represents the number of common shares available for issuance upon exercise of outstanding options as at September 30, 2022, as adjusted for the1-for-60 reverse stock split of our outstanding common shares completed on November 2, 2022.
(2)	C$24.60 converted into USD, as adjusted for the1-for-60 reverse stock split of our outstanding common shares completed on November 2, 2022.

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the beneficial ownership of our capital stock outstanding as of February 9, 2023 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common shares;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and named executive officers as a group.

The percentage ownership information is based on 1,932,604 common shares outstanding as of February 9, 2023. The number of shares owned are those beneficially owned, as determined under the rules of the SEC. Under these rules, beneficial ownership includes any common shares as to which a person has sole or shared voting power or investment power and any common shares that the person has the right to acquire within 60 days of February 9, 2023 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. These shares are deemed to be outstanding and beneficially owned by the person holding such option, warrants or other derivative securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Permex Petroleum Corporation, 2911 Turtle Creek Blvd., Suite 925, Dallas, Texas 75219.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
Directors and Named Executive Officers:
Mehran Ehsan	122,338	(1)	6.18%
Barry Whelan	26,717	(2)	1.37%
Scott Kelly	28,333	(3)	1.46%
Douglas Charles Urch	18,166	(4)	*
Gregory Montgomery	6,250	(5)	*
James Perry Bryan	293,750	(6)	9.64%
John James Lendrum	331,250	(7)	16.21%
Melissa Folz	—		*
All Officers and Directors as a Group (8 persons)	835,138		37.24%
5% or Greater Shareholders:
Empery Asset Master, LTD (8)	185,191	(9)	9.58%
Ramnarain Jaigobind (10)	104,166	(11)	5.39%

* less than 1%.

(1) Represents (i) 34,283 common shares owned by Mehran Ehsan, (ii) 41,667 common shares owned by N.A. Energy Resources Corporation, (iii) 417 common shares owned by Mehran Ehsan’s spouse, (iv) 23,750 common shares issuable upon exercise of options owned by Mehran Ehsan, (v) 11,111 common shares issuable upon conversion of an outstanding secured convertible debenture in the principal amount of C$100,000, held by Mehran Ehsan and (vi) 11,111 common shares issuable upon exercise of a warrant to be issued to Mehran Ehsan upon conversion of the outstanding secured convertible debenture held by Mehran Ehsan. Mehran Ehsan is the President and Chief Executive Officer of N.A. Energy Resources Corporation and in such capacity has the right to vote and dispose of the securities held by such entity.

(2) Represents (i) 12,966 common shares owned by Barry Whelan, (ii) 417 common shares owned by Barry Whelan’s spouse and (iii) 13,333 common shares issuable upon exercise of options owned by Barry Whelan.

(3) Represents (i) 11,666 common shares owned by Tuareg Consulting Inc., (ii) 3,333 common shares owned by Scott Kelly’s spouse and (iii) 13,333 common shares issuable upon exercise of options owned by Scott Kelly. Scott Kelly is the owner of Tuareg Consulting Inc. and in such capacity has the right to vote and dispose of the securities held by such entity.

(4) Represents (i) 4,000 common shares and (ii) 14,166 common shares issuable upon exercise of options.

(5) Represents 6,250 common shares issuable upon exercise of options. Excludes 1,250 common shares issuable upon exercise of options that are not subject to vesting within 60 days of February 9, 2023.

(6) Represents (i) 195,833 common shares owned by Pratt Oil and Gas, LLC and (ii) 97,916 common shares issuable upon exercise of warrants owned by Pratt Oil and Gas, LLC. James Bryan has the right to vote and dispose of the securities held by Pratt Oil and Gas, LLC.

(7) Represents (i) 116,666 common shares owned by Petro Americas Resources, LLC, (ii) 104,166 common shares owned by Rockport Permian, LLC, (iii) 52,083 common shares issuable upon exercise of warrants owned by Rockport Permian, LLC and (iv) 58,333 common shares issuable upon exercise of warrants owned by Petro Americas Resources, LLC. John Lendrum has the right to vote and dispose of the securities held by each of Petro Americas Resources, LLC and Rockport Permian, LLC.

(8) Empery Asset Management LP, the authorized agent of Empery Asset Master Ltd (“EAM”), has discretionary authority to vote and dispose of the shares held by EAM and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by EAM. EAM, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The address of Empery Asset Master Ltd is c/o Empery Asset Management, LP, One Rockefeller Plaza, Suite 1205, New York, NY 10020.

(9) Represents 185,191 common shares. EAM disclaims beneficial ownership of 208,333 common shares issuable upon exercise of warrants, which are not included in the table above. At such time that our common shares became registered pursuant to the Exchange Act, under the terms of the warrants, the holder thereof may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(10) Represents 104,167 common shares. Mr. Jaigobind disclaims beneficial ownership of 117,560 common shares issuable upon exercise of warrants which are not included in the table above. At such time that our common shares became registered pursuant to the Exchange Act, under the terms of the warrants, the holder thereof may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(11) Ramnarain Jaigobind is a principal of ThinkEquity LLC. ThinkEquity LLC acted as the Company’s placement agent for its March 2022 private placement offering and is the representative for the several underwriters of this offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since October 1, 2019 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements which are described elsewhere in this Annual Report. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Parties

In October 2019, the Company issued $76,000 (CAD$100,000) in convertible debenture to a director of the Company for cash. The debenture loan was secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bore interest at a rate of 12% per annum and had a maturity date of September 30, 2021. During the year ended September 30, 2021, the Company repaid the principal loan amount of CAD$100,000 together with accrued interest of $13,090. During the year ended September 30, 2021, the Company recorded interest of $4,026.

In February 2020, the Company issued $76,000 (CAD$100,000) in convertible debenture to the CEO of the Company for cash. The debenture loan is secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bears interest at a rate of 12% per annum and has an original maturity date of February 20, 2022. During the year ended September 30, 2022, the Company extended the maturity date to December 20, 2022 and repaid $34,709 of the loan (CAD$47,546). During the years ended September 30, 2022 and September 30, 2021, the Company recorded interest of $9,360 and $9,480, respectively. As at September 30, 2021, accrued interest of $15,176 was included in amounts due to related parties.

The Company has an employment with the CEO of the Company for an annual base salary of $250,000, with no specified term. The CEO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to three years of base salary and a bonus equal to 20% of the annual base salary. During the years ended September 30, 2022 and September 30, 2021, the Company incurred management fees of $220,834 and $149,806, respectively, to the CEO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

On May 1, 2022, the Company entered into an employment with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the years ended September 30, 2022, the Company incurred salaries of $20,835 to the CFO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

Agreements with Directors and Officers

The Company entered into an employment agreement with Mehran Ehsan, the Company’s CEO, on September 1, 2021 (which amended the Company’s previous employment agreement with Mr. Ehsan dated August 1, 2017), which was subsequently amended on May 1, 2022. Pursuant to this employment agreement, the Company employs Mr. Ehsan to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Company’s Board of Directors. As compensation for the performance of such duties, the Company paid Mr. Ehsan a base salary of $200,000 per year (which increased to $250,000 as of May 1, 2022), which shall be reviewed by the Company annually. The terms of this employment agreement as amended also provide that Mr. Ehsan is eligible for an annual cash bonus of up to 100% of his annual salary. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. For information regarding this employment agreement see “Management—Employment, Consulting and Management Agreements”

On May 1, 2022, the Company entered into an employment agreement with Gregory Montgomery in connection with Mr. Montgomery’s appointment as the Company’s Chief Financial Officer. This employment agreement provides that Mr. Montgomery will receive an annual base salary of $50,000 and be eligible to receive an annual cash bonus of up to 100% of this annual salary. Under the terms of this employment agreement, if Mr. Montgomery’s employment with the Company is terminated without “cause” (as defined in the agreement) he would be entitled to a severance payment equal to two months of his base salary.

Independence

We have determined Douglas Charles Urch, John James Lendrum, James Perry Bryan and Melissa Folz to be “independent” directors within the meaning of the listing standards of the New York Stock Exchange. Mehran Ehsan is not independent since he is the current President and CEO of the Company; Gregory Montgomery is not independent since he is the current CFO of the Company; Scott Kelly is not considered independent as he previously served as our CFO; and Barry Whelan is not independent since he is the current COO of the Company. In making our independence determinations, we have considered all relationships between any of the directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as the Company’s independent registered public accounting firm for the year ended September 30, 2022. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

Audit and Audit-Related Fees

The following table sets forth the aggregate fees billed by our current independent accountants, Marcum LLP, for professional services rendered in the fiscal years ended September 30, 2022.

	2022	2021
Audit Fees (1)	$—	$—
Audit-Related Fees (2)	—	—
Tax fees (3)	—	—
All Other Fees (4)	—	—

The following table sets forth the aggregate fees billed by our previous independent accountants, Davidson & Company LLP, for professional services rendered in the fiscal years ended September 30, 2021.

	2022	2021
Audit Fees (1)	$97,893	23,685
Audit-Related Fees (2)	—	—
Tax fees (3)	—	—
All Other Fees (4)	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statements on Form S-1
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Marcum LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Marcum LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)

4.1	Specimen of Share Certificate for Permex Petroleum Corporation’s common shares (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

4.2*	Description of Common Stock

10.1	Asset Purchase Agreement dated August 31, 2017 between the Company and Permex Petroleum Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.2	Escrow Agreement dated March 7, 2018 between the Company and TSX Trust Company (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.3	Form of Registration Rights Agreement between the Company and various purchasers (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.4	Security Agreement dated as of February 21, 2020 by and between the Company and Mehran Ehsan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.5	Secured Debenture Agreement by and between the Company and Mehran Ehsan dated February 21, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.6	Amendment to Secured Debenture Purchase Agreement by and between the Company and Mehran Ehsan dated February 20, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.7	Form of Convertible Secured Debenture (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.8+	Employment Agreement by and between the Company and Mehran Ehsan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.9+	2017 Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.10+	Executive Employment Agreement by and between the Company and Gregory Montgomery (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 15, 2022)

14.1*	Code of Business Conduct and Ethics

16.1	Letter of Davidson & Company LLP dated November 3, 2022 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of Marcum LLP

23.2*	Consent of Davidson & Company LLP

23.3*	Consent of MKM Engineering

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2022

99.2	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2021 (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 8, 2022)

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

By:	/s/ Mehran Ehsan
Mehran Ehsan
President and Chief Executive Officer

Date: February 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Date

/s/ Mehran Ehsan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2023
Mehran Ehsan

/s/ Gregory Montgomery	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 10, 2023
Gregory Montgomery

/s/ Barry Whelan	Chief Operating Officer and Director	February 10, 2023
Barry Whelan

/s/ Scott Kelly	Director	February 10, 2023
Scott Kelly

/s/ Douglas Charles Urch	Director	February 10, 2023
Douglas Charles Urch

/s/ James Perry Bryan	Director	February 10, 2023
James Perry Bryan

/s/ John James Lenrdum	Director	February 10, 2023
John James Lendrum

/s/ Melissa Folz	Director	February 10, 2023
Melissa Folz

