Form 10-Q
period 2022-12-31
Permex Petroleum Corp
filed 2023-03-01
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-41558

Permex Petroleum Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1384682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2911 Turtle Creek Blvd., Suite 925
Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(469) 804-1306

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2023, there were 1,932,604 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2022. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2022.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	September 30, 2022

ASSETS
Current assets
Cash and cash equivalents	$1,693,664	$3,300,495
Trade and other receivables, net	185,466	137,214
Prepaid expenses and deposits	204,958	317,277
Total current assets	2,084,088	3,754,986

Non-current assets
Reclamation deposits	145,000	145,000
Property and equipment, net of accumulated depreciation and depletion	9,874,776	8,426,776
Right of use asset, net	212,486	240,796

Total assets	$12,316,350	$12,567,558

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$2,699,225	$1,561,344
Convertible debenture	-	38,291
Lease liability – current portion	91,665	104,224
Total current liabilities	2,790,890	1,703,859

Non-current liabilities
Asset retirement obligations	244,406	236,412
Lease liability, less current portion	126,799	140,682
Warrant liability	166	23,500

Total liabilities	3,162,261	2,104,453

Equity
Common stock, no par value per share; unlimited shares authorized, 1,932,604 shares* issued and outstanding as of December 31, 2022 and September 30, 2022	14,337,739	14,337,739
Additional paid-in capital	4,513,369	4,513,194
Accumulated other comprehensive loss	(127,413)	(127,413)
Deficit	(9,569,606)	(8,260,415)

Total equity	9,154,089	10,463,105

Total liabilities and equity	$12,316,350	$12,567,558

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2022	2021

Revenues
Oil and gas sales	$213,754	$89,990
Royalty income	8,188	16,459
Total revenues	221,942	106,449

Operating expenses
Production	292,679	81,879
General and administrative	1,215,106	809,606
Depletion and depreciation	40,196	32,011
Accretion on asset retirement obligations	7,994	8,253
Foreign exchange gain (loss)	3,310	4,970
Total operating expenses	(1,559,285)	(936,719)

Loss from operations	(1,337,343)	(830,270)

Other income (expense)
Other income	6,000	-
Finance expense	(1,182)	(23,468)
Change in fair value of warrant liability	23,334	102,550
Total other income (expense)	28,152	79,082

Net loss and comprehensive loss	$(1,309,191)	$(751,188)

Basic and diluted loss per common share	$(0.68)	$(0.66)

Weighted average number of common shares outstanding*	1,932,604	1,130,344

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Three months ended December 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2022	1,932,604	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Share-based payments	-	-	175	-	-	175
Net loss	-	-	-	-	(1,309,191)	(1,309,191)

Balance, December 31, 2022	1,932,604	$14,337,739	$4,513,369	$(127,413)	$(9,569,606)	$9,154,089

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2021	1,103,010	$8,976,747	$2,476,717	$(127,413)	$(5,545,799)	$5,780,252

Private placements	44,117	369,751	-	-	-	369,751
Share issuance costs	-	(38,850)	24,543	-	-	(14,307)
Share-based payments	-	-	607,325	-	-	607,325
Net loss	-	-	-	-	(751,188)	(751,188)

Balance, December 31, 2021	1,147,127	$9,307,648	$3,108,585	$(127,413)	$(6,296,987)	$5,991,833

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,309,191)	$(751,188)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	7,994	8,253
Depletion and depreciation	40,196	32,011
Foreign exchange loss (gain)	-	474
Finance expense	-	11,073
Change in fair value of warrant liability	(23,334)	(102,550)
Share-based payments	175	607,325

Changes in operating assets and liabilities:
Trade and other receivables	(48,252)	(118,432)
Prepaid expenses and deposits	112,319	(2,994)
Trade and other payables	514,733	(13,583)
Right of use asset and lease liability	1,868	318
Net cash used in operating activities	(703,492)	(329,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	(865,048)	(8,777)
Net cash provided by (used in) investing activities	(865,048)	(8,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement units	-	571,760
Share issuance costs	-	(22,978)
Convertible debenture repayment	(38,291)	-
Loan from related party	-	3,095
Net cash provided by (used in) financing activities	(38,291)	551,877

Change in cash and cash equivalents during the period	(1,606,831)	213,807

Cash and cash equivalents, beginning of the period	3,300,495	25,806

Cash and cash equivalents, end of the period	$1,693,664	$239,613
Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with private placements	-	226,552
Trade and other payables related to property and equipment	1,270,400	109,888
Supplemental cash flow disclosures:
Interest paid	1,182	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes for the fiscal year ended September 30, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of the Company’s wholly-owned subsidiary, Permex Petroleum US Corporation. All intercompany balances and transactions have been eliminated.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $9,569,606 and has not yet achieved profitable operations. The Company has been relying on equity financing and loans from related parties to fund its operation in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to fund operations of the Company with its current working capital and through increasing production from its oil and gas leases. The Company also expects to raise additional funds through equity financings. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

New accounting standards

There are not currently any new or pending accounting standards that are expected to have a significant impact on the Company’s consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Loss.

As of December 31, 2022 and September 30, 2022, receivable from contracts with customers, included in trade and other receivables, were $78,802 and $56,639, respectively.

The following table present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended December 31, 2022	Texas	New Mexico	Total

Crude oil	$173,961	$39,512	$213,473
Natural gas	281	-	281
Revenue from contracts with customers	$174,242	$39,512	$213,754

Three months ended December 31, 2021	Texas	New Mexico	Total

Crude oil	$70,161	$-	$70,161
Natural gas	19,829	-	19,829
Revenue from contracts with customers	$89,990	$-	$89,990

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $140,497 as of December 31, 2022 (September 30, 2022 - $91,928). Two customers represented $78,451 (56%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $44,969. GST recoverable is due from the Canadian Government. It is in management’s opinion that the Company is not exposed to significant credit risk. To date, the Company has not recognized any credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2022	September 30, 2022

Oil and natural gas properties, at cost	$9,903,713	$8,029,234
Construction in progress	-	460,306
Less: accumulated depletion	(212,853)	(184,658)
Oil and natural gas properties, net	9,690,860	8,304,882
Other property and equipment, at cost	201,565	127,542
Less: accumulated depreciation	(17,649)	(5,648)
Other property and equipment, net	183,916	121,894
Property and equipment, net	$9,874,776	$8,426,776

Depletion and depreciation expense was $40,196 and $32,011 for the three month periods ended December 31, 2022 and December 31, 2021, respectively.

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	December 31, 2022	September 30, 2022

Right-of-use assets	$212,486	$240,796

Lease liabilities
Balance, beginning of the year	$244,906	$78,949
Addition	-	220,368
Liability accretion	7,088	9,042
Lease payments	(33,530)	(63,453)

Balance, end of the year	$218,464	$244,906
Current lease liabilities	$91,665	$104,224
Long-term lease liabilities	$126,799	$140,682

The following table presents the Company’s total lease cost.

	Three months ended December 31, 2022	Three months ended December 31, 2021

Operating lease cost	$35,398	$13,961
Variable lease expense	7,175	7,557
Sublease income	(10,004)	(4,868)
Rent subsidy	-	(1,674)

Net lease cost	$32,569	$14,976

As of December 31, 2022, maturities of the Company’s operating lease liabilities are as follows:

Year
2023	$77,294
2024	82,190
2025	84,664
2026	14,180
Total lease payments	258,328
Less: imputed interest	(39,864)
Total lease liabilities	$218,464

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	December 31, 2022	September 30, 2022

Asset retirement obligations, beginning of the year	$236,412	$552,594
Revisions of estimates	-	(371,212)
Accretion expense	7,994	55,030
	$244,406	$236,412

During the year ended September 30, 2022, the Company had revision of estimates totaling $371,212 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets.

Reclamation deposits

As of December 31, 2022, the Company held reclamation deposits of $145,000 (September 30, 2022 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

8. DEBT

Convertible debenture – Related party

As of September 30, 2022, the Company had a debenture loan of $73,000 (CAD$100,000) from the CEO of the Company outstanding. The debenture loan was secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bore interest at a rate of 12% per annum and had a maturity date of December 20, 2022. The debenture was convertible at the holder’s option into units of the Company at $6.57 (CAD$9.00) per unit. Each unit would be comprised of one common share of the Company and one share purchase warrant; each warrant entitled the holder to acquire one additional common share for a period of three years at an exercise price of $8.76 (CAD $12.00).

During the year ended September 30, 2022, the Company repaid $34,709 of the loan (CAD$47,546). During the three months ended December 31, 2022, the Company repaid the remaining principal loan amount of $38,291 (CAD$52,454).

During the three months ended December 31, 2022 and the year ended September 30, 2022, the Company recorded interest of $1,182 and $9,360, respectively.

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

9. RELATED PARTY TRANSACTIONS

i)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was paid off during the three months ended December 31, 2022.

ii)	The Company has an employment agreement with the CEO of the Company for an annual base salary of $250,000, with no specified term. The CEO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to three years of base salary and a bonus equal to 20% of the annual base salary.

iii)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to two months of base salary.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three month periods ended December 31, 2022 and 2021 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31, 2022	Three months ended December 31, 2021

Net loss	$(1,309,191)	$(751,188)
Weighted average common shares outstanding	1,932,604	1,130,344

Basic and diluted loss per share	$(0.68)	$(0.66)

As of December 31, 2022, 84,583 (2021 - 92,917) stock options and 1,097,096 (2021 - 1,097,096) warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At December 31, 2022 and September 30, 2022, the Company had 1,932,604 common shares issued and outstanding after giving effect to the 60:1 reverse stock split.

There were no share issuance transactions during the three months ended December 31, 2022.

During the year ended September 30, 2022, the Company:

a)	Completed a non-brokered private placement of 44,117 units at a price of $12.96 (CAD$16.20) per unit for gross proceeds of $571,760 (CAD$714,700) on November 4, 2021. Each unit is comprised of one common share and one half of one share purchase warrant; each whole warrant entitles the holder to acquire one additional common share for a period of 24 months at an exercise price of $25.80 (CAD$32.40). $202,009 of the proceeds was allocated to the warrants and recorded as a warrant liability. The Company paid $34,733 and issued 2,680 agent’s warrants as a finders’ fee. The finder’s warrants have the same terms as the warrants issued under the private placement. The finder’s warrants were valued at $24,543 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%). The Company also incurred filing and other expenses of $800 in connection with the private placement. $8,671 of issuance costs related to the warrants was recorded in the statement of loss.

b)	Completed a brokered private placement of 785,477 units at a price of $9.60 per unit for gross proceeds of $7,540,580 on March 29, 2022. Each unit is comprised of one common share and one common share purchase warrant; each warrant entitles the holder to acquire one additional common share for a period of 5 years at an exercise price of $12.60. $607,170 of the proceeds was allocated to the warrants. ThinkEquity LLC acted as sole placement agent for the private placement. In connection with the private placement, ThinkEquity received a cash commission of $754,058, 78,548 broker warrants and expense reimbursement of $131,560. The broker’s warrants have the same terms as the warrants issued under the private placement. The broker’s warrants were valued at $858,429 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.45%, an expected life of 5 years, annualized volatility of 134.66% and a dividend rate of 0%). The Company also incurred filing and other expenses of $159,271 in connection with the private placement.

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

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2021	37,917	$19.51
Granted	55,000	10.51
Cancelled	(8,334)	17.34

Balance, September 30, 2022 and December 31, 2022	84,583	$13.26

Exercisable at December 31, 2022	83,333	$13.61

The aggregate intrinsic value of options outstanding and exercisable as at December 31, 2022 was $nil (September 30, 2022 - $nil).

The options outstanding as of December 31, 2022 have exercise prices in the range of $2.22 to $22.20 and a weighted average remaining contractual life of 7.46 years.

During the three months ended December 31, 2022 and 2021, the Company recognized share-based payment expense of $175 and $607,325, respectively, for the portion of stock options that vested during the period. The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	2022	2021

Risk-free interest rate	-	1.5%
Expected life of options	-	10 Years
Expected annualized volatility	-	96.56%
Dividend rate	-	Nil
Weighted average fair value of options granted	-	$10.17

As December 31, 2022, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
27,917	$22.20	December 4, 2017	December 4, 2027
5,000	$13.32	November 1, 2018	November 1, 2028
5,000	$2.22	March 16, 2020	March 16, 2030
51,666	$10.66	October 6, 2021	October 6, 2031
84,583

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2021	208,333	$9.42
Granted	888,763	12.91

Balance, September 30, 2022 and December 31, 2022	1,097,096	$12.12

As December 31, 2022, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

24,739	$23.98	November 4, 2021	November 4, 2023
864,024	$12.60	March 29, 2022	March 29, 2027
208,333	$8.88	September 30, 2021	September 30, 2031
1,097,096

22,059 warrants issued with private placement units during fiscal 2022 have an exercise price denominated in CAD. These warrants were initially valued at $202,009 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%) and recorded as a warrant liability. These warrants were subsequently revaluated and a gain on fair value adjustment of $178,509 was recorded during the year ended September 30, 2022. During the three months ended December 31, 2022, a gain on fair value adjustment of $23,334 was recorded (2021 - $102,550).

The following weighted average assumptions were used for the Black-Scholes valuation of warrants as at December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022

Risk-free interest rate	4.06%	3.79%
Expected life of options	0.75 Year	1 Year
Expected annualized volatility	110.97%	135.59%
Dividend rate	Nil	Nil
Weighted average fair value of options granted	$0.01	$1.46

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this Report under “Cautionary Notice Regarding Forward-Looking Statements” the risks outlined under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2022 and in our other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Company Overview

The Company was incorporated on April 24, 2017 under the laws of British Columbia, Canada. The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties on private, state and federal land in the United States, primarily in the Permian Basin which includes the Midland Basin and Delaware Basin. The Company focuses on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, the Company owns and operates various oil and gas properties located in Texas and New Mexico. In addition, the Company holds various royalty interests in 73 wells and 5 permitted wells across 3,800 acres within the Permian Basin of West Texas and southeast New Mexico. Moreover, the Company has more than 11,700 net acres of producing oil and gas assets, 62 shut-in opportunities, and 17 salt water disposal wells allowing for waterflood secondary recovery.

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

Oil And Gas Properties

Breedlove “B” Clearfork Leases - Texas

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

Mary Bullard Property - Texas

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

West Henshaw Property - New Mexico

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

Oxy Yates Property - New Mexico

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. The Company has started development and conversion of its undeveloped acreage located in Martin County, Texas. The PPC Eoff #3 well, operated by Permex Petroleum, is the first of two permitted wells to be drilled by Permex on the 7,780 gross acre Breedlove oilfield. Drilling of the first well commenced on September 14, 2022. Management furthermore expects to commence lateral drilling of the well in May 2023.

An aggregate of 5,083 MBO and 2,136 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2022, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2022. Management currently anticipates spending approximately $10 million in capital expenditures towards developing the Company’s proved undeveloped reserves during the 2023 fiscal year, subject to the Company acquiring the necessary financing.

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

Drilling Activities

The Company drilled one well during the last three fiscal years. As at December 31, 2022, the Company held leases for 78 gross wells and had leases and royalty interests in an aggregate of 102 gross productive wells (including 73 wells that we acquired royalty interests in 2021). The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

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

The Company’s leases are held by production in perpetuity. If a field/lease is undeveloped it typically has a 2, 3 or 5 year term of expiry. The Company has over 340 leases covering undeveloped acreage and less than 5% of these leases have an expiry date that is less than two years from the date of this Report.

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the three months ended December 31, 2022 and 2021, and the fiscal year ended September 30, 2022 was $80.48/Boe, $63.70/Boe, and $89.14/Boe, respectively.

The Company’s net production quantities by final product sold in the three months ended December 31, 2022 and 2021, and the fiscal year ended September 30, 2022 was 3,622.90 Boe, 1,998.53 Boe, and 12,597.45 Boe, respectively.

The Company’s average production costs per unit for the three months ended December 31, 2022 and 2021, and the fiscal year ended September 30, 2022, was $80.79/Boe, $39.25/Boe, and $65.82/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	3,542	1,274	10,670
Natural Gas (Mcf)	487	4,347	11,567

Average Sales Price	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Fiscal Year Ended September 30, 2022
Oil/Condensate ($/Bbl)	81.50	72.23	96.18
Natural Gas ($/Mcf)	5.98	8.11	8.36

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	2,611	933	6,998
Natural Gas (Mcf)	487	4,347	11,567

Henshaw

Net Production Volumes	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	765	—	2,189
Natural Gas (Mcf)	-	—	—

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	167	341	1,483
Natural Gas (Mcf)	—	—	—

Operating Results

During the three months ended December 31, 2022, the Company reported a net loss of $1,309,191 as compared to a net loss of $751,188 for the three months ended December 31, 2021. The net loss for the first quarter of current fiscal year was mainly attributable to operating expenses of $1,559,285 compared to operating expenses of $936,719 in the same quarter in the previous fiscal year, being partially offset by revenue from oil and gas sales and royalty income of $221,942 compared to $106,449 in the fiscal 2022 quarter.

The Company reported oil and gas sales revenue of $213,754 in the first quarter of the current fiscal year compared with revenue of $89,990 in the same quarter during the last fiscal year. The increase was mainly due to revenue generated from sales of oil and gas extracted from our Breedlove “B” Clearfork properties, which accounted for 77% of the Company’s oil and gas sales in the current quarter. The Company also brought West Henshaw wells back online during the second quarter of the last fiscal year. Net oil-equivalent production by final product sold in the current quarter average 39.38 barrels per day, compared with 21.72 barrels per day in the same quarter of the previous fiscal year.

The production expenses for the quarter ended December 31, 2022 were $292,679 compared with $81,879 in the quarter ended December 31, 2021. The increase was mostly due to the increase in production in the current quarter compared to the same quarter in the previous fiscal year combined with increased maintenance expenses on the West Henshaw wells.

The general and administrative expenses excluding share-based payment expenses for the three months ended December 31, 2022 were $1,214,931, compared with $202,281 in the three months ended December 31, 2021. The increase was mainly due to the increase in property development and corporate activities in general during in the current quarter. Specifically, the variance in the current quarter from the same quarter in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $319,621, which increased from $14,200 in the first quarter of the previous fiscal year mostly due to increased property development activities and the increased regulatory compliance work in the United States since the Company became a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the effectiveness of a Form S-1 Registration Statement in August 2022.

●	Consulting fees of $136,825 in the current quarter compared to $13,622 in the first quarter of the previous fiscal year, which in the current quarter related to fees to contract consultants for geological, project management, and general regulatory and corporate consulting work. The increase in the current quarter from the same quarter in the previous fiscal year was mostly due to the increase in property development and corporate activities in the current quarter.

●	Legal fees of $275,194 in the current quarter compared to $5,391 in the same quarter of the previous fiscal year, which increased in the current quarter mostly due to the work related to the Company’s planned uplisting to the NYSE American stock exchange and corresponding public offering of securities in November 2022 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Marketing and promotion expenses of $121,502 in the current quarter compared to $30,452 in the same quarter of the previous fiscal year, which mainly included costs of marketing firms for investor awareness programs and promotion campaigns.

Liquidity and Capital Resources

As at December 31, 2022, the Company had a cash balance of $1,693,664, a decrease of $1,606,831 from the cash balance of $3,300,495 on September 30, 2022. During the three months ended December 31, 2022, cash used in operating activities was $703,492. The Company invested $865,048 in capital expenditures on its oil and gas assets in the first quarter of the current fiscal year, compared to $8,777 invested in the comparative quarter of the previous fiscal year. The Company also repaid $38,291 of a debenture loan.

The Company had working capital deficiency of $706,802 as at December 31, 2022 compared to working capital of $2,051,127 as at September 30, 2022.

Management has currently budgeted approximately $10 million in capital expenditures for the 2023 fiscal year, which we plan to finance through a combination of cash on hand, estimated revenues from sales of oil and natural gas produced at the Company’s wells, and cash from one or more equity financings and/or a line or credit. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to drill and complete our wells, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. However, as of the date of our Quarterly Report on Form 10-Q for the three months ended December 31, 2022, management believes that the Company may not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months and, consequently, the Company is currently evaluating options to support our funding requirements over this time period, including but not limited to, completing a financing transaction. The Company also plans to continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

The following control deficiencies constitute material weaknesses in internal control over financial reporting:

●	Insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department.
●	Lack of knowledge of US GAAP and ineffective controls associated with the conversion from IFRS to US GAAP
●	Ineffective controls over inputs used in the valuation of the Asset Retirement Obligation
●	Ineffective controls on the accounting and the valuation of complex financial instruments
●	Ineffective review of the financial statements due to the limited financial and reporting resources
●	Ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: March 1, 2023	By:	/s/ Mehran Ehsan
Mehran Ehsan
Chief Executive Officer Signing on behalf of the registrant and as Principal Executive Officer

