Form 10-Q
period 2023-03-31
Permex Petroleum Corp
filed 2023-05-22
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41558

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

As of May 15, 2023, there were 1,932,604 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	September 30, 2022

ASSETS
Current assets
Cash and cash equivalents	$176,366	$3,300,495
Trade and other receivables, net	156,095	137,214
Prepaid expenses and deposits	179,400	317,277
Total current assets	511,861	3,754,986

Non-current assets
Reclamation deposits	145,000	145,000
Property and equipment, net of accumulated depreciation and depletion	10,308,317	8,426,776
Right of use asset, net	188,956	240,796

Total assets	$11,154,134	$12,567,558

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$2,661,112	$1,561,344
Convertible debenture	-	38,291
Lease liability – current portion	84,514	104,224
Total current liabilities	2,745,626	1,703,859

Non-current liabilities
Asset retirement obligations	252,400	236,412
Lease liability, less current portion	112,133	140,682
Warrant liability	1,066	23,500

Total liabilities	3,111,225	2,104,453

Equity
Common stock, no par value per share; unlimited shares authorized, 1,932,604 shares* issued and outstanding as of March 31, 2023 and September 30, 2022	14,337,739	14,337,739
Additional paid-in capital	4,513,512	4,513,194
Accumulated other comprehensive loss	(127,413)	(127,413)
Deficit	(10,680,929)	(8,260,415)

Total equity	8,042,909	10,463,105

Total liabilities and equity	$11,154,134	$12,567,558

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Revenues
Oil and gas sales	$170,989	$228,497	$384,743	$318,487
Royalty income	9,649	13,389	17,837	29,848
Total revenues	180,638	241,886	402,580	348,335

Operating expenses
Lease operating expense	234,478	115,000	527,157	196,879
General and administrative	1,010,542	204,366	2,225,648	1,013,972
Depletion and depreciation	42,977	56,884	83,173	88,895
Accretion on asset retirement obligations	7,994	8,223	15,988	16,476
Foreign exchange gain (loss)	1,070	3,644	4,380	8,614
Total operating expenses	(1,297,061)	(388,117)	(2,856,346)	(1,324,836)

Loss from operations	(1,116,423)	(146,231)	(2,453,766)	(976,501)

Other income (expense)
Interest income	-	2	-	2
Other income	6,000	12,000	12,000	12,000
Finance expense	-	(1,180)	(1,182)	(24,648)
Change in fair value of warrant liability	(900)	(22,519)	22,434	80,031
Total other income (expense)	5,100	(11,697)	33,252	67,385

Net loss and comprehensive loss	$(1,111,323)	$(157,928)	$(2,420,514)	$(909,116)

Basic and diluted loss per common share	$(0.57)	$(0.13)	$(1.25)	$(0.79)

Weighted average number of common shares outstanding*	1,932,604	1,172,727	1,932,604	1,151,301

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Three months ended March 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2022	1,932,604	$14,337,739	$4,513,369	$(127,413)	$(9,569,606)	$9,154,089

Share-based payments	-	-	143	-	-	143
Net loss	-	-	-	-	(1,111,323)	(1,111,323)

Balance, March 31, 2023	1,932,604	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2021	1,147,127	$9,307,648	$3,108,585	$(127,413)	$(6,296,987)	$5,991,833

Private placements	785,477	6,933,410	607,170	-	-	7,540,580
Share issuance costs	-	(1,884,523)	858,429	-	-	(1,026,094)
Share-based payments	-	-	(2,649)	-	-	(2,649)
Net loss	-	-	-	-	(157,928)	(157,928)

Balance, March 31, 2022	1,932,604	$14,356,535	$4,571,535	$(127,413)	$(6,454,915)	$12,345,742

*	The number of shares has been restated to reflect the 60:1 share consolidation (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Six months ended March 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2022	1,932,604	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(2,420,514)	(2,420,514)

Balance, March 31, 2023	1,932,604	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2021	1,103,010	$8,976,747	$2,476,717	$(127,413)	$(5,545,799)	$5,780,252

Private placements	829,594	7,303,161	607,170	-	-	7,910,331
Share issuance costs	-	(1,923,373)	882,972	-	-	(1,040,401)
Share-based payments	-	-	604,676	-	-	604,676
Net loss	-	-	-	-	(909,116)	(909,116)

Balance, March 31, 2022	1,932,604	$14,356,535	$4,571,535	$(127,413)	$(6,454,915)	$12,345,742

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,420,514)	$(909,116)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	15,988	16,476
Depletion and depreciation	83,173	88,895
Foreign exchange loss (gain)	-	2,710
Finance expense	-	12,359
Change in fair value of warrant liability	(22,434)	(80,031)
Share-based payments	318	604,676

Changes in operating assets and liabilities:
Trade and other receivables	(18,881)	(133,419)
Prepaid expenses and deposits	137,877	(35,085)
Trade and other payables	303,263	179,859
Amounts due to related parties	-	(18,960)
Right of use asset and lease liability	3,581	(261)
Net cash used in operating activities	(1,917,629)	(271,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	(1,168,209)	(90,219)
Net cash used in investing activities	(1,168,209)	(90,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement units	-	8,112,340
Share issuance costs	-	(1,049,072)
Convertible debenture repayment	(38,291)	-
Loan from related party	-	800
Net cash provided by (used in) financing activities	(38,291)	7,064,068

Change in cash and cash equivalents during the period	(3,124,129)	6,701,952

Cash and cash equivalents, beginning of the period	3,300,495	25,806

Cash and cash equivalents, end of the period	$176,366	$6,727,758
Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with private placements	-	1,692,151
Trade and other payables related to property and equipment	1,443,757	82,054
Supplemental cash flow disclosures:
Interest paid	1,182	18,960

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

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

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $10,680,929 and has not yet achieved profitable operations. The Company has been relying on equity financing and loans from related parties to fund its operation in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) the fair value of assets when determining the existence of impairment factors and the amount of impairment, if any; (ii) the costs of site restoration when determining decommissioning liabilities; (iii) the useful lives of assets for the purposes of depletion and depreciation; (iv) petroleum and natural gas reserves; and (v) share-based payments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

New accounting standards

There are not currently any new or pending accounting standards that are expected to have a significant impact on the Company’s consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Loss.

As of March 31, 2023 and September 30, 2022, receivable from contracts with customers, included in trade and other receivables, were $69,359 and $56,639, respectively.

The following table present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended March 31, 2023	Texas	New Mexico	Total

Crude oil	$129,618	$34,543	$164,161
Natural gas	6,828	-	6,828
Revenue	$136,446	$34,543	$170,989

Three months ended March 31, 2022	Texas	New Mexico	Total

Crude oil	$169,747	$48,247	$217,994
Natural gas	10,503	-	10,503
Revenue	$180,250	$48,247	$228,497

Six months ended March 31, 2023	Texas	New Mexico	Total

Crude oil	$303,579	$74,055	$377,634
Natural gas	7,109	-	7,109
Revenue	$310,688	$74,055	$384,743

Six months ended March 31, 2022	Texas	New Mexico	Total

Crude oil	$239,908	$48,247	$288,155
Natural gas	30,332	-	30,332
Revenue	$270,240	$48,247	$318,487

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $106,845 as of March 31, 2023 (September 30, 2022 - $91,928). Two customers represented $57,730 (54%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $49,250. GST recoverable is due from the Canadian Government. It is in management’s opinion that the Company is not exposed to significant credit risk. To date, the Company has not recognized any credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2023	September 30, 2022

Oil and natural gas properties, at cost	$10,376,481	$8,029,234
Construction in progress	-	460,306
Less: accumulated depletion	(243,515)	(184,658)
Oil and natural gas properties, net	10,132,966	8,304,882
Other property and equipment, at cost	205,315	127,542
Less: accumulated depreciation	(29,964)	(5,648)
Other property and equipment, net	175,351	121,894
Property and equipment, net	$10,308,317	$8,426,776

Depletion and depreciation expense was $83,173 and $88,895 for the six month periods ended March 31, 2023 and March 31, 2022, respectively. Depletion and depreciation expense for the three month periods ended March 31, 2023 and March 31, 2022 was $42,977 and $56,884, respectively.

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	March 31, 2023	September 30, 2022

Right-of-use assets	$188,956	$240,796

Lease liabilities
Balance, beginning of the year	$244,906	$78,949
Addition	-	220,368
Liability accretion	13,402	9,042
Lease payments	(61,661)	(63,453)

Balance, end of the year	$196,647	$244,906
Current lease liabilities	$84,514	$104,224
Long-term lease liabilities	$112,133	$140,682

The following table presents the Company’s total lease cost.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Operating lease cost	$29,845	$13,813	$65,243	$27,774
Variable lease expense	18,822	9,869	25,997	17,426
Sublease income	(10,391)	(10,730)	(20,395)	(15,598)
Rent subsidy	-	-	-	(1,674)
Net lease cost	$38,276	$12,952	$70,845	$27,928

As of March 31, 2023, maturities of the Company’s operating lease liabilities are as follows:

Year
2023	$49,127
2024	82,190
2025	84,664
2026	14,180
Total lease payments	230,161
Less: imputed interest	(33,514)
Total lease liabilities	$196,647

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	March 31, 2023	September 30, 2022

Asset retirement obligations, beginning of the year	$236,412	$552,594
Revisions of estimates	-	(371,212)
Accretion expense	15,988	55,030
	$252,400	$236,412

During the year ended September 30, 2022, the Company had revision of estimates totaling $371,212 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets.

Reclamation deposits

As of March 31, 2023, the Company held reclamation deposits of $145,000 (September 30, 2022 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

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

During the year ended September 30, 2022, the Company repaid $34,709 of the loan (CAD$47,546). In November 2022, the Company repaid the remaining principal loan amount of $38,291 (CAD$52,454).

The Company recorded interest of $1,182 and $nil for the three and six months ended March 31, 2023. The Company recorded interest of $1,286 and $3,688 for the three and six months ended March 31, 2022.

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

9. RELATED PARTY TRANSACTIONS

The convertible debenture loan from the CEO of the Company mentioned in Note 8 was repaid during the six months ended March 31, 2023.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and six month periods ended March 31, 2023 and 2022 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Net loss	$(1,111,323)	$(157,928)	$(2,420,514)	$(909,116)
Weighted average common shares outstanding	1,932,604	1,172,727	1,932,604	1,151,301
Basic and diluted loss per share	$(0.57)	$(0.13)	$(1.25)	$(0.79)

For the three and six months ended March 31, 2023, 81,250 stock options and 1,097,096 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and six months ended March 31, 2022, 92,917 stock options and 1,097,096 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At March 31, 2023 and September 30, 2022, the Company had 1,932,604 common shares issued and outstanding after giving effect to the 60:1 reverse stock split.

There were no share issuance transactions during the six months ended March 31, 2023.

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

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2021	37,917	$19.51
Granted	55,000	10.51
Cancelled	(8,334)	17.34

Balance, September 30, 2022	84,583	$13.26
Cancelled	(3,333)	10.66
Balance, March 31, 2023	81,250	$13.56

Exercisable at March 31, 2023	81,250	$13.56

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2023 was $nil (September 30, 2022 - $nil).

The options outstanding as of March 31, 2023 have exercise prices in the range of $2.22 to $22.20 and a weighted average remaining contractual life of 7.16 years.

During the six months ended March 31, 2023 and 2022, the Company recognized share-based payment expense of $318 and $604,358, respectively, for the portion of stock options that vested during the period. The share-based payment expense for the three months ended March 31, 2023 and 2022 was $143 and $2,649, respectively. The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	2023	2022

Risk-free interest rate	-	1.5%
Expected life of options	-	10 Years
Expected annualized volatility	-	96.56%
Dividend rate	-	Nil
Weighted average fair value of options granted	-	$10.17

As March 31, 2023, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
27,917	$22.20	December 4, 2017	December 4, 2027
5,000	$13.32	November 1, 2018	November 1, 2028
5,000	$2.22	March 16, 2020	March 16, 2030
48,333	$10.66	October 6, 2021	October 6, 2031
81,250

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2021	208,333	$9.42
Granted	888,763	12.91

Balance, September 30, 2022 and March 31, 2023	1,097,096	$12.12

As March 31, 2023, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

24,739	$23.98	November 4, 2021	November 4, 2023
864,024	$12.60	March 29, 2022	March 29, 2027
208,333	$8.88	September 30, 2021	September 30, 2031
1,097,096

22,059 warrants issued with private placement units during fiscal 2022 have an exercise price denominated in CAD. These warrants were initially valued at $202,009 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%) and recorded as a warrant liability. These warrants were subsequently revalued and a gain on fair value adjustment of $178,509 was recorded during the year ended September 30, 2022. During the six months ended March 31, 2023, a gain on fair value adjustment of $22,434 was recorded (2022 - $80,031). During the three months ended March 31, 2023, a loss on fair value adjustment of $900 was recorded (2022 - $22,519).

The following weighted average assumptions were used for the Black-Scholes valuation of warrants as at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022

Risk-free interest rate	3.78%	3.79%

Expected life of options	0.50 Year	1 Year
Expected annualized volatility	120.78%	135.59%
Dividend rate	Nil	Nil
Weighted average fair value of options granted	$0.06	$1.46

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. The Company has started development and conversion of its undeveloped acreage located in Martin County, Texas. The PPC Eoff #3 well, operated by Permex Petroleum, is the first of two permitted wells to be drilled by Permex on the 7,780 gross acre Breedlove oilfield. Drilling of the first well commenced on September 14, 2022. Management furthermore expects to commence lateral drilling of the well in June 2023, subject to the Company acquiring the necessary financing.

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

Drilling Activities

The Company drilled one well during the last three fiscal years. As at March 31, 2023, the Company held leases for 78 gross wells and had leases and royalty interests in an aggregate of 102 gross productive wells (including 73 wells that we acquired royalty interests in 2021). The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the six months ended March 31, 2023 and 2022, and the fiscal year ended September 30, 2022 was $75.35/Boe, $79.93/Boe, and $89.14/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended March 31, 2023 and 2022 was $69.86/Boe and $89.20/Boe, respectively.

The Company’s net production quantities by final product sold in the six months ended March 31, 2023 and 2022, and the fiscal year ended September 30, 2022 was 7,004.20 Boe, 5,498.85 Boe, and 12,597.45 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended March 31, 2023 and 2022 was 3,381.30 Boe and 3,500.32 Boe, respectively.

The Company’s average production costs per unit for the six months ended March 31, 2023 and 2022, and the fiscal year ended September 30, 2022, was $75.26/Boe, $35.70/Boe, and $65.82/Boe, respectively. The Company’s average production costs per unit for the three months ended March 31, 2023 and 2022 was $70.70/Boe and $33.67/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Oil/Condensate (Bbl)	3,026	3,105	6,567	4,379
Natural Gas (Mcf)	2,134	2,370	2,621	6,717

Average Sales Price	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Oil/Condensate ($/Bbl)	73.64	95.16	77.88	88.49
Natural Gas ($/Mcf)	6.28	7.06	6.22	7.74

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Oil/Condensate (Bbl)	1,962	1,856	4,573	2,788
Natural Gas (Mcf)	2,134	2,370	2,621	6,717

Henshaw

Net Production Volumes	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Oil/Condensate (Bbl)	723	762	1,488	762
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Oil/Condensate (Bbl)	340	488	507	829
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended March 31, 2023 and 2022

During the three months ended March 31, 2023, the Company reported a net loss of $1,111,323 as compared to a net loss of $157,928 for the three months ended March 31, 2022 mostly as a result of increased expenses during the second quarter of 2023 compared to the same quarter in 2022.

The Company reported oil and gas sales revenue of $170,989 in the second quarter of the current fiscal year compared with revenue of $228,497 in the same quarter during the last fiscal year. The decrease was mainly due to the decrease in oil and gas prices in the current quarter to $69.86/Boe from $89.20/Boe in the comparative quarter. Net oil-equivalent production by final product sold in the current quarter average 37.57 barrels per day, compared with 38.47 barrels per day in the same quarter of the previous fiscal year.

The Company’s total operating expenses for the three months ended March 31, 2023 was $1,297,061 compared to $388,117 for the same period in 2022. The increase in total operating expenses in the second quarter of 2023 compared to the second quarter of 2022 was mainly attributable to increased general and administrative expenses in the current quarter including accounting and audit fees of $202,557 (2022 - $51,280), insurance of $122,695 (2022 - $1,220), legal fees of $114,358 (2022 - $18,266), marketing and promotion of $177,905 (2022 - $18,366), and salaries of $108,544 (2022 - $59,393). The increase in general administrative expenses in the current quarter is mainly due to the increase in oil and gas production and development and general corporate activities compared to the second quarter of 2022.

Six Months Ended March 31, 2023 and 2022

During the six months ended March 31, 2023, the Company reported a net loss of $2,420,514 as compared to a net loss of $909,116 for the six months ended March 31, 2022. The net loss for the first half of current fiscal year was mainly attributable to operating expenses of $2,856,346 compared to operating expenses of $1,324,836 in the same period in the previous fiscal year, being partially offset by revenue from oil and gas sales and royalty income of $402,580 compared to $348,335 in the fiscal 2022 period.

The Company reported oil and gas sales revenue of $384,743 in the first half of the current fiscal year compared with revenue of $318,487 in the same period during the last fiscal year. The increase was mainly due to revenue generated from sales of oil and gas extracted from our Breedlove “B” Clearfork properties, which accounted for 73% of the Company’s oil and gas sales in the current quarter. The Company also brought West Henshaw wells back online during the second quarter of the last fiscal year. Net oil-equivalent production by final product sold in the current period average 38.48 barrels per day, compared with 30.05 barrels per day in the same quarter of the previous fiscal year.

The production expenses for the six months ended March 31, 2023 were $527,157 compared with $196,879 in the six months ended March 31, 2022. The increase was mostly due to the increase in production in the current fiscal period compared to the same period in the previous fiscal year combined with increased maintenance expenses on the West Henshaw wells.

The general and administrative expenses excluding share-based payment expenses for the six months ended March 31, 2023 were $2,225,331, compared with $409,296 in the six months ended March 31, 2022. The increase was mainly due to the increase in property development and corporate activities in general during in the current fiscal period. Specifically, the variance in the first six months of the current fiscal year from the same period in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $522,178, which increased from $65,480 in the first half of the previous fiscal year mostly due to increased property development activities and the increased regulatory compliance work in the United States since the Company became a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the effectiveness of a Form S-1 Registration Statement in August 2022.

●	Consulting fees of $142,875 in the current period compared to $16,773 in the same period of the previous fiscal year, which in the current quarter related to fees to contract consultants for geological, project management, and general regulatory and corporate consulting work. The increase in the current quarter from the same period in the previous fiscal year was mostly due to the increase in property development and corporate activities in the current quarter.

●	Investor relations and marketing expenses of $472,432 in the current period compared to $90,551 in the same period of the previous fiscal year, which mainly included costs of marketing firms for investor awareness programs and promotion campaigns on various media platforms.

●	Legal fees of $389,552 in the current period compared to $23,826 in the same period of the previous fiscal year, which increased in the current quarter mostly due to the work related to the Company’s planned uplisting to the NYSE American stock exchange and corresponding public offering of securities in November 2022 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Salaries expenses of $217,602 in the current period compared to $107,829 in the same period of the previous fiscal year, which mainly included salaries to the Company’s CEO, CFO and administrative employees.

Liquidity and Capital Resources

As at March 31, 2023, the Company had a cash balance of $176,366, a decrease of $3,124,129 from the cash balance of $3,300,495 on September 30, 2022. During the six months ended March 31, 2023, cash used in operating activities was $1,917,629. The Company invested $1,168,209 in capital expenditures on its oil and gas assets in the first half of the current fiscal year, compared to $90,219 invested in the comparative six months of the previous fiscal year. The Company also repaid $38,291 of a debenture loan.

The Company had a working capital deficiency of $2,233,765 as at March 31, 2023 compared to a working capital of $2,051,127 as at September 30, 2022.

Management has currently budgeted approximately $10 million in capital expenditures for the 2023 fiscal year, which we plan to finance principally from one or more equity financings and/or a line or credit. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to drill and complete our wells, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. However, as of the date of our Quarterly Report on Form 10-Q for the six months ended March 31, 2023, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months and, consequently, the Company is currently evaluating options to support its funding requirements over this time period, including but not limited to, completing a financing transaction. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) the fair value of assets when determining the existence of impairment factors and the amount of impairment, if any; (ii) the costs of site restoration when determining decommissioning liabilities; (iii) the useful lives of assets for the purposes of depletion and depreciation; (iv) petroleum and natural gas reserves; and (v) share-based payments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: May 22, 2023	By:	/s/ Mehran Ehsan
Mehran Ehsan
Chief Executive Officer Signing on behalf of the registrant and as Principal Executive Officer

