Form 10-Q
period 2023-06-30
Permex Petroleum Corp
filed 2023-08-21
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 21, 2023, there were 2,206,014 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	September 30, 2022

ASSETS
Current assets
Cash and cash equivalents	$764,386	$3,300,495
Trade and other receivables, net	96,615	137,214
Prepaid expenses and deposits	136,400	317,277
Total current assets	997,401	3,754,986

Non-current assets
Reclamation deposits	145,000	145,000
Property and equipment, net of accumulated depreciation and depletion	10,368,436	8,426,776
Right of use asset, net	166,960	240,796

Total assets	$11,677,797	$12,567,558

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$3,419,106	$1,561,344
Convertible debenture	-	38,291
Lease liability – current portion	79,866	104,224
Total current liabilities	3,498,972	1,703,859

Non-current liabilities
Asset retirement obligations	260,394	236,412
Lease liability, less current portion	97,023	140,682
Warrant liability	-	23,500

Total liabilities	3,856,389	2,104,453

Equity
Common stock, no par value per share; unlimited shares authorized, 2,206,014 and 1,932,604 shares* issued and outstanding as of June 30, 2023 and September 30, 2022, respectively.	14,989,912	14,337,739
Additional paid-in capital	5,092,665	4,513,194
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(12,133,756)	(8,260,415)

Total equity	7,821,408	10,463,105

Total liabilities and equity	$11,677,797	$12,567,558

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Revenues
Oil and gas sales	$156,716	$258,757	$541,459	$577,244
Royalty income	303	17,965	18,140	47,813
Total revenues	157,019	276,722	559,599	625,057

Operating expenses
Lease operating expense	235,511	135,467	762,668	332,346
General and administrative	788,659	1,053,070	3,014,307	2,067,042
Depletion and depreciation	37,286	73,093	120,459	161,988
Accretion on asset retirement obligations	7,994	8,238	23,982	24,714
Foreign exchange gain (loss)	3,310	(22,337)	7,690	(13,723)
Total operating expenses	(1,072,760)	(1,247,531)	(3,929,106)	(2,572,367)

Loss from operations	(915,741)	(970,809)	(3,369,507)	(1,947,310)

Other income (expense)
Interest income	108	-	108	2
Other income	6,000	4,000	18,000	16,000
Forgiveness of loan payable	-	7,900	-	7,900
Finance expense	(1,026)	(2,598)	(2,208)	(27,246)
Gain on settlement of warrant liability	930	-	930	-
Change in fair value of warrant liability	136	72,838	22,570	152,869
Total other income	6,148	82,140	39,400	149,525

Net loss and comprehensive loss	$(909,593)	$(888,669)	$(3,330,107)	$(1,797,785)
Deemed dividend arising from warrant modification	(543,234)	-	(543,234)	-
Net loss attributable to common stockholders	$(1,452,827)	$(888,669)	$(3,873,341)	$(1,797,785)

Basic and diluted loss per common share	$(0.74)	$(0.46)	$(1.99)	$(1.27)

Weighted average number of common shares outstanding*	1,964,147	1,932,604	1,943,118	1,411,734

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Three months ended June 30

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity

Balance, March 31, 2023	1,932,604	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

Exercise of warrants	273,410	781,953	-	-	-	781,953
Share issuance costs	-	(129,780)	35,919	-	-	(93,861)
Deemed dividend arising from warrant modification	-	-	543,234	-	(543,234)	-
Share-based payments	-	-	-	-	-	-
Net loss	-	-	-	-	(909,593)	(909,593)

Balance, June 30, 2023	2,206,014	$14,989,912	$5,092,665	$(127,413)	$(12,133,756)	$7,821,408

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity

Balance, March 31, 2022	1,932,604	$14,356,535	$4,571,535	$(127,413)	$(6,454,915)	$12,345,742

Share issuance costs	-	(18,302)	-	-	-	(18,302)
Share-based payments	-	-	185	-	-	185
Net loss	-	-	-	-	(888,669)	(888,669)

Balance, June 30, 2022	1,932,604	$14,338,233	$4,571,720	$(127,413)	$(7,343,584)	$11,438,956

*	The number of shares has been restated to reflect the 60:1 share consolidation (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Nine months ended June 30

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity

Balance, September 30, 2022	1,932,604	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Exercise of warrants	273,410	781,953	-	-	-	781,953
Share issuance costs	-	(129,780)	35,919	-	-	(93,861)
Deemed dividend arising from warrant modification	-	-	543,234	-	(543,234)	-
Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(3,330,107)	(3,330,107)

Balance, June 30, 2023	2,206,014	$14,989,912	$5,092,665	$(127,413)	$(12,133,756)	$7,821,408

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity

Balance, September 30, 2021	1,103,010	$8,976,747	$2,476,717	$(127,413)	$(5,545,799)	$5,780,252

Private placements	829,594	7,303,161	607,170	-	-	7,910,331
Share issuance costs	-	(1,941,675)	882,972	-	-	(1,058,703)
Share-based payments	-	-	604,861	-	-	604,861
Net loss	-	-	-	-	(1,797,785)	(1,797,785)

Balance, June 30, 2022	1,932,604	$14,338,233	$4,571,720	$(127,413)	$(7,343,584)	$11,438,956

*	The number of shares has been restated to reflect the 60:1 reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,330,107)	$(1,797,785)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	23,982	24,714
Depletion and depreciation	120,459	161,988
Foreign exchange loss (gain)	-	(1,062)
Forgiveness of loan payable	-	(7,900)
Finance expense	-	14,956
Gain on settlement of warrant liability	(930)	-
Change in fair value of warrant liability	(22,570)	(152,869)
Share-based payments	318	604,861

Changes in operating assets and liabilities:
Trade and other receivables	40,599	(173,756)
Prepaid expenses and deposits	180,877	(831,968)
Trade and other payables	1,045,347	695,431
Amounts due to related parties	-	(10,618)
Right of use asset and lease liability	5,819	(930)
Net cash used in operating activities	(1,936,206)	(1,474,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	(1,249,704)	(201,698)
Net cash used in investing activities	(1,249,704)	(201,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement units	-	8,112,340
Proceeds from exercise of warrants	781,953	-
Share issuance costs	(93,861)	(1,067,374)
Convertible debenture repayment	(38,291)	(23,700)
Loan from related party	-	(3,647)
Net cash provided by (used in) financing activities	649,801	7,017,619

Change in cash and cash equivalents during the period	(2,536,109)	5,340,983

Cash and cash equivalents, beginning of the period	3,300,495	25,806

Cash and cash equivalents, end of the period	$764,386	$5,366,789
Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with private placements	-	1,692,151
Share purchase warrants issued in connection with exercise of warrants	579,153	-
Trade and other payables related to property and equipment	1,459,667	93,960
Supplemental cash flow disclosures:
Interest paid	1,182	18,960

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $12,133,756 and has not yet achieved profitable operations. The Company has been relying on equity financing and loans from related parties to fund its operation in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Loss.

As of June 30, 2023 and September 30, 2022, receivable from contracts with customers, included in trade and other receivables, were $52,201 and $56,639, respectively.

The following table present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended June 30, 2023	Texas	New Mexico	Total

Crude oil	$113,471	$42,230	$155,701
Natural gas	1,015	-	1,015
Revenue	$114,486	$42,230	$156,716

Three months ended June 30, 2022	Texas	New Mexico	Total

Crude oil	$205,861	$36,562	$242,423
Natural gas	16,334	-	16,334
Revenue	$222,195	$36,562	$258,757

Nine months ended June 30, 2023	Texas	New Mexico	Total

Crude oil	$417,050	$116,285	$533,335
Natural gas	8,124	-	8,124
Revenue	$425,174	$116,285	$541,459

Nine months ended June 30, 2022	Texas	New Mexico	Total

Crude oil	$445,769	$84,809	$530,578
Natural gas	46,666	-	46,666
Revenue	$492,435	$84,809	$577,244

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $94,380 as of June 30, 2023 (September 30, 2022 - $91,928). Two customers represented $57,744 (61%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $2,235. GST recoverable is due from the Canadian Government. It is in management’s opinion that the Company is not exposed to significant credit risk. To date, the Company has not recognized any credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2023	September 30, 2022

Oil and natural gas properties, at cost	$10,473,886	$8,029,234
Construction in progress	-	460,306
Less: accumulated depletion	(267,941)	(184,658)
Oil and natural gas properties, net	10,205,945	8,304,882
Other property and equipment, at cost	205,315	127,542
Less: accumulated depreciation	(42,824)	(5,648)
Other property and equipment, net	162,491	121,894
Property and equipment, net	$10,368,436	$8,426,776

Depletion and depreciation expense was $120,459 and $161,988 for the nine month periods ended June 30, 2023 and June 30, 2022, respectively. Depletion and depreciation expense for the three month periods ended June 30, 2023 and June 30, 2022 was $37,286 and $73,093, respectively.

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	June 30, 2023	September 30, 2022

Right-of-use assets	$166,960	$240,796

Lease liabilities
Balance, beginning of the year	$244,906	$78,949
Addition	-	220,368
Liability accretion	19,111	9,042
Lease payments	(87,128)	(63,453)

Balance, end of the year	$176,889	$244,906
Current lease liabilities	$79,866	$104,224
Long-term lease liabilities	$97,023	$140,682

The following table presents the Company’s total lease cost.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Operating lease cost	$27,704	$12,956	$92,947	$40,730
Variable lease expense	22,516	13,397	48,513	30,823
Sublease income	(12,367)	(10,752)	(32,762)	(26,350)
Rent subsidy	-	-	-	(1,674)
Net lease cost	$37,853	$15,601	$108,698	$43,529

As of June 30, 2023, maturities of the Company’s operating lease liabilities are as follows:

Year
2023 remaining	$23,709
2024	82,190
2025	84,664
2026	14,180
Total lease payments	204,743
Less: imputed interest	(27,854)
Total lease liabilities	$176,889

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	June 30, 2023	September 30, 2022

Asset retirement obligations, beginning of the year	$236,412	$552,594
Revisions of estimates	-	(371,212)
Accretion expense	23,982	55,030
	$260,394	$236,412

During the year ended September 30, 2022, the Company had revision of estimates totalling $371,212 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets.

Reclamation deposits

As of June 30, 2023, the Company held reclamation deposits of $145,000 (September 30, 2022 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

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

The Company recorded interest of $nil and $1,182 for the three and nine months ended June 30, 2023. The Company recorded interest of $2,597 and $6,285 for the three and nine months ended June 30, 2022.

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

9. RELATED PARTY TRANSACTIONS

The convertible debenture loan from the CEO of the Company mentioned in Note 8 was repaid during the nine months ended June 30, 2023.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and nine month periods ended June 30, 2023 and 2022 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Net loss	$(1,452,827)	$(888,669)	$(3,873,341)	$(1,797,785)
Weighted average common shares outstanding	1,964,147	1,932,604	1,943,118	1,411,734
Basic and diluted loss per share	$(0.74)	$(0.46)	$(1.99)	$(1.27)

For the three and nine months ended June 30, 2023, 81,250 stock options and 1,118,942 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and nine months ended June 30, 2022, 92,917 stock options and 1,097,096 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At June 30, 2023 and September 30, 2022, the Company had 2,206,014 common shares issued and outstanding after giving effect to the 60:1 reverse stock split.

During the nine months ended June 30, 2023, the Company announced a warrant exercise incentive program (the “Program”) whereby the Company amended the exercise prices of 1,015,869 warrants (the “Eligible Warrants”) from $12.60 per share to $2.86 per share if the holders of the Eligible Warrants exercised the Eligible Warrants before June 30, 2023 (the “Program Period”). In addition to the repricing, the Company offered, to each warrant holder who exercised the Eligible Warrants during the Program Period, the issuance of one additional common share purchase warrant for each warrant exercised during the Program Period (each, an “Incentive Warrant”). Each Incentive Warrant entitles the warrant holder to purchase one common share of the Company for a period of 5 years from the date of issuance, at a price of $4.50 per Share.

On June 30, 2023, the Company issued 273,410 common shares at a price of $2.86 per share from the exercise of the Eligible Warrants pursuant to the Program for gross proceeds of $781,953 (net proceeds of $688,092). In connection with the Program, the Company issued 273,410 Incentive Warrants. The Company also incurred $62,556 and issued 21,872 warrants as a finders’ fee to its investment bank. The finder’s warrants are on the same terms as the Incentive Warrants. The Incentive Warrants and finder’s warrants were valued at $449,005 and $35,919, respectively, using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.68%, an expected life of 5 years, annualized volatility of 128.81% and a dividend rate of 0%). The repricing of the Eligible Warrants is accounted for as a modification under ASC 815-40-35-14 through 18. The effect of the modification is $544,164, measured as the excess of the fair value of the repriced warrants over the fair value of the original warrants immediately before it was modified and the fair value of the incentive warrants issued as an additional inducement to exercise the warrants. The fair values were measured using the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.21%, an expected life of 3.75 years, annualized volatility of 137.62% and a dividend rate of 0%). The Company recognized a deemed dividend of $543,234 for the fair value of the Incentive Warrants and the portion of inducement related to the equity-classified warrants. The effect of the repricing of the liability-classified warrants was $930 and was recorded in the statement of loss. The Company also incurred legal and other expenses of $31,305 in connection with the Program.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2021	37,917	$19.51
Granted	55,000	10.51
Cancelled	(8,334)	17.34

Balance, September 30, 2022	84,583	$13.26
Cancelled	(3,333)	10.66
Balance, June 30, 2023	81,250	$13.74

Exercisable at June 30, 2023	81,250	$74

The aggregate intrinsic value of options outstanding and exercisable as at June 30, 2023 was $nil (September 30, 2022 - $nil).

The options outstanding as of June 30, 2023 have exercise prices in the range of $2.25 to $22.50 and a weighted average remaining contractual life of 6.91 years.

During the nine months ended June 30, 2023 and 2022, the Company recognized share-based payment expense of $318 and $604,861, respectively, for the portion of stock options that vested during the period. The share-based payment expense for the three months ended June 30, 2023 and 2022 was $nil and $185, respectively. The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	2023	2022

Risk-free interest rate	-	1.5%
Expected life of options	-	10 Years
Expected annualized volatility	-	96.56%
Dividend rate	-	Nil
Weighted average fair value of options granted	-	$10.17

As June 30, 2023, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
22,917	$22.50	December 4, 2017	December 4, 2027
5,000	$13.50	November 1, 2018	November 1, 2028
5,000	$2.25	March 16, 2020	March 16, 2030
48,333	$10.80	October 6, 2021	October 6, 2031
81,250

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2021	208,332	$9.42
Granted	888,738	12.91

Balance, September 30, 2022	1,097,070	$12.12
Exercised	(273,410)	2.86
Granted	295,282	4.50

Balance, June 30, 2023	1,118,942	9.98

As June 30, 2023, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

17,558	$24.30	November 4, 2021	November 4, 2023
597,770	$12.60	March 29, 2022	March 29, 2027
295,282	$4.50	June 30, 2023	June 30, 2028
208,332	$9.00	September 30, 2021	September 30, 2031
1,118,942

22,059 warrants issued with private placement units during fiscal 2022 have an exercise price denominated in CAD. These warrants were initially valued at $202,009 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%) and recorded as a warrant liability. The fair value of these warrants were remeasured at each reporting period and a gain on fair value of $178,509 was recorded during the year ended September 30, 2022. During the nine months ended June 30, 2023, a gain on fair value of $23,500 was recorded (2022 - $152,869). During the three months ended June 30, 2023, a gain on fair value of $1,066 was recorded (2022 - $72,838).

The following weighted average assumptions were used for the Black-Scholes valuation of warrants as at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022

Risk-free interest rate	4.58%	3.79%

Expected life of options	0.33 Year	1 Year
Expected annualized volatility	73.12%	135.59%
Dividend rate	Nil	Nil
Weighted average fair value of options granted	$0.00	$1.46

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Key activities:

●	On June 30, 2023, the Company announced the close of its warrant exercise incentive program, whereby the Company agreed to reduce the exercise price of the eligible warrants and also issue incentive bonus warrants in order to induce warrant holders to exercise their warrants for cash. The Company issued 273,410 common shares at a price of $2.86 per share from the exercise of warrants pursuant to the program for gross proceeds of $781,952 (net proceeds of $688,092).

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. The Company has started development and conversion of its undeveloped acreage located in Martin County, Texas. The PPC Eoff #3 well, operated by Permex Petroleum, is the first of two permitted wells to be drilled by Permex on the 7,780 gross acre Breedlove oilfield. Drilling of the first well commenced on September 14, 2022. Management furthermore expects to commence lateral drilling and completion of the well by September 2023, subject to the Company acquiring the necessary financing.

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

Drilling Activities

The Company drilled one well during the last three fiscal years. As at June 30, 2023, the Company held leases for 78 gross wells and had leases and royalty interests in an aggregate of 102 gross productive wells (including 73 wells that we acquired royalty interests in 2021). The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the nine months ended June 30, 2023 and 2022, and the fiscal year ended September 30, 2022 was $72.59/Boe, $88.39/Boe, and $89.14/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended June 30, 2023 and 2022 was $66.91/Boe and $102.05/Boe, respectively.

The Company’s net production quantities by final product sold in the nine months ended June 30, 2023 and 2022, and the fiscal year ended September 30, 2022 was 10,260.71 Boe, 8,903.60 Boe, and 12,597.45 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended June 30, 2023 and 2022 was 3,258.07 Boe and 3,404.75 Boe, respectively.

The Company’s average production costs per unit for the nine months ended June 30, 2023 and 2022, and the fiscal year ended September 30, 2022, was $74.33/Boe, $37.33/Boe, and $65.82/Boe, respectively. The Company’s average production costs per unit for the three months ended June 30, 2023 and 2022 was $72.29/Boe and $39.79/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Oil/Condensate (Bbl)	3,022	2,945	9,589	7,325
Natural Gas (Mcf)	1,418	2,757	4,030	9,474

Average Sales Price	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Oil/Condensate ($/Bbl)	70.29	110.08	75.49	97.17
Natural Gas ($/Mcf)	3.95	8.44	5.20	7.94

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Oil/Condensate (Bbl)	1,961	2,109	6,534	4,897
Natural Gas (Mcf)	1,418	2,757	4,030	9,474

Henshaw

Net Production Volumes	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Oil/Condensate (Bbl)	898	505	2,385	1,266
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Oil/Condensate (Bbl)	163	332	670	1,161
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended June 30, 2023 and 2022

During the three months ended June 30, 2023, the Company reported a net loss of $909,593 as compared to a net loss of $888,669 for the three months ended June 30, 2022 mostly as a result of decreased revenue during the third quarter of 2023 compared to the same quarter in 2022.

The Company reported oil and gas sales revenue of $156,716 in the third quarter of the current fiscal year compared with revenue of $258,757 in the same quarter during the last fiscal year. The decrease was mainly due to the decrease in oil and gas prices in the current quarter to $66.91/Boe from $102.05/Boe in the comparative quarter. Net oil-equivalent production by final product sold in the current quarter averaged 35.80 barrels per day, compared with 25.87 barrels per day in the same quarter of the previous fiscal year.

The Company’s total operating expenses for the three months ended June 30, 2023 was $1,072,760 compared to $1,247,531 for the same period in 2022. The decrease in total operating expenses in the third quarter of 2023 compared to the third quarter of 2022 was mainly attributable to decreased general and administrative expenses in the current quarter to $788,659 compared to $1,053,070 for the comparative quarter. The most significant decrease was marketing and promotion expenses, which decreased by $380,453 from $469,096 in the third quarter of 2022 to $88,643 in the third quarter of 2023.

Nine Months Ended June 30, 2023 and 2022

During the nine months ended June 30, 2023, the Company reported a net loss of $3,330,107 as compared to a net loss of $1,797,785 for the nine months ended June 30, 2022. The increase in net loss for the first three quarters of the current fiscal year compared to the same period in 2022 was mainly attributable to operating expenses increasing to $3,929,106 in the first nine months of the current fiscal year compared to operating expenses of $2,572,367 in the same period in the previous fiscal year, combined with revenue from oil and gas sales and royalty income of $559,599 in the first nine months of the current fiscal years compared to $625,057 in the same period during our 2022 fiscal year.

The Company reported oil and gas sales revenue of $541,459 in the first three quarters of the current fiscal year compared with revenue of $577,244 in the same period during the last fiscal year. The decrease was mainly due to the decrease in oil and gas prices in the current period to $72.59/Boe from $88.39/Boe in the comparative period, being partially offset by increased production during first nine months of the Company’s current fiscal year. The production from Breedlove “B” Clearfork properties and Henshaw property increased 10% and 88%, respectively, from the comparative period. Net oil-equivalent production by final product sold in the current period averaged 37.59 barrels per day, compared with 32.49 barrels per day in the same period of the previous fiscal year.

The production expenses for the nine months ended June 30, 2023 were $762,668 compared with $332,346 in the nine months ended June 30, 2022. The increase was mostly due to the increase in production in the current fiscal period compared to the same period in the previous fiscal year combined with increased maintenance expenses on the Breedlove and West Henshaw wells.

The general and administrative expenses excluding share-based payment expenses for the nine months ended June 30, 2023 were $3,013,987, compared with $1,462,183 in the nine months ended June 30, 2022. The increase was mainly due to the increase in property development and corporate activities in general during in the current fiscal period. Specifically, the variance in the first nine months of the current fiscal year from the same period in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $697,109, which increased from $143,153 in the first nine months of the previous fiscal year mostly due to increased property development activities and the increased regulatory compliance work in the United States since the Company became a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the effectiveness of a Form S-1 Registration Statement in August 2022.

●	Consulting fees of $172,698 in the current period compared to $64,209 in the same period of the previous fiscal year, which related to fees to contract consultants for geological, project management, and general regulatory and corporate consulting work. The increase in the current period from the same period in the previous fiscal year was mostly due to the increase in property development and corporate activities.

●	Insurance expense of $190,556 in the current period compared to $38,753 in the same period of the previous fiscal year. The increase in the current period from the same period in the previous fiscal year was due to the increase in property development and corporate activities in the current period.

●	Legal fees of $545,911 in the current period compared to $203,016 in the same period of the previous fiscal year, which increased in the current period mostly due to the work related to the Company’s planned uplisting to the NYSE American stock exchange and corresponding public offering of securities in November 2022 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Salaries expenses of $329,940 in the current period compared to $184,489 in the same period of the previous fiscal year, which mainly included salaries to the Company’s CEO, CFO and administrative employees.

Liquidity and Capital Resources

As at June 30, 2023, the Company had a cash balance of $764,386, a decrease of $2,536,109 from the cash balance of $3,300,495 on September 30, 2022. During the nine months ended June 30, 2023, cash used in operating activities was $1,936,206. The Company invested $1,249,704 in capital expenditures on its oil and gas assets in the first nine months of the current fiscal year, compared to $201,698 invested in the comparative nine months of the previous fiscal year. The Company raised net proceeds of $688,092 from the exercise of warrants and repaid $38,291 of a debenture loan.

The Company had a working capital deficiency of $2,501,571 as at June 30, 2023 compared to a working capital of $2,051,127 as at September 30, 2022.

Management has currently budgeted approximately $10 million in capital expenditures for the 2024 fiscal year, which the Company plans to finance principally from one or more equity financings and/or a line or credit. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to drill and complete our wells, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. However, as of the date of our Quarterly Report on Form 10-Q for the nine months ended June 30, 2023, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months and, consequently, the Company is currently evaluating options to support its funding requirements over this time period, including but not limited to, completing a financing transaction. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: August 21, 2023	By:	/s/ Mehran Ehsan
Mehran Ehsan
Chief Executive Officer Signing on behalf of the registrant and as Principal Executive Officer

