Form 10-K
period 2023-09-30
Permex Petroleum Corp
filed 2024-07-29
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

1700 Post Oak Boulevard, 2 Blvd Place Suite 600 Houston Texas, 77056
(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 804-1306

Securities registered pursuant to Section 12(b) of the Act: None

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

☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of March 31, 2023 was approximately $9,856,280.

The number of outstanding shares of the registrant’s common shares as of July 26, 2024 was 551,503.

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

PART I

ITEM 1. BUSINESS

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties on private, state and federal land in the United States, primarily in the Permian Basin region of West Texas and Southeast New Mexico which includes the Midland – Central Basin and Delaware Basin. We focus on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and reducing risk by infill drilling and development. Currently, we own and operate various oil and gas properties as well as royalty interests in 73 wells and five permitted wells across 3,800 acres within the Permian Basin. Overall, we own and operate more than 78 oil and gas wells, have more than 11,700 net acres of production oil and gas assets, 62 shut-in opportunities, 17 salt water disposal wells and two water supply wells allowing for waterflood secondary recovery.

Corporate History

We were incorporated on April 24, 2017 under the laws of British Columbia, Canada. At September 30, 2023, we had one wholly-owned subsidiary, Permex Petroleum US Corporation, a corporation incorporated under the laws of New Mexico. We own and operate oil and gas properties in Texas (Breedlove “B” Property, Pittcock North Property, Pittcock South Property, and Mary Bullard Property), and Permex Petroleum US Corporation owns and operates oil and gas properties in New Mexico (Henshaw Property and the Oxy Yates Property).

Oil and Gas Properties

We hired MKM Engineering, who prepared for us an Appraisal of Certain Oil and Gas Interests owned by Permex Petroleum Corporation located in New Mexico and Texas as of September 30, 2023 (the “2023 Appraisal Report”) as well as an Appraisal of Certain Oil and Gas Interests owned by Permex Petroleum Corporation located in New Mexico and Texas as of September 30, 2022 (the “2022 Appraisal Report” and together with the 2023 Appraisal Report the “Appraisal Reports”). MKM Engineering is independent with respect to Permex Petroleum Corporation as provided in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM Engineering’s estimates of the Company’s proved and probable reserves in each of the Appraisal Reports were prepared according to generally accepted petroleum engineering and evaluation principles, and each of the Appraisal Reports conform to SEC Pricing. The Appraisal Reports are each filed as an exhibit to this Annual Report.

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

The following tables show a summary of our reserves as of September 30, 2023 and September 30, 2022 which have been derived from the Appraisal Reports and conform to SEC Pricing.

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2023

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	2,636.8	372.2	654.9	1,609.7
Natural Gas	Mcf	2,042.4	241.2	524.1	1,277.1
Revenue
Oil/Condensate	M$	207,269.9	29,035.8	51,407.8	126,826.3
Natural Gas	M$	4,558.1	585.1	1,138.5	2,834.5
Severance and Ad Valorem Taxes	M$	15,674.3	2,601.4	3,770.8	9,302.1
Operating Expenses	M$	24,386.7	9,882.4	5,313.9	9,190.4
Investments	M$	17,241.5	806.9	724.6	15,710.0
Operating Income (BFIT)	M$	154,525.5	16,330.2	42,736.9	95,458.4
Discounted @ 10%	M$	74,000.6	8,510.2	25,158.9	40,331.5

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2022

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	6,237.1	444.6	709.3	5,083.2
Gas	Mcf	3,001.2	286.2	578.6	2,136.4
Revenue
Oil/Condensate	M$	572,090.2	40,485.1	65,032.6	466,572.5
Gas	M$	17,390.7	1,736.5	3,287.4	12,366.8
Severance and Ad Valorem Taxes	M$	43,493.7	3,633.2	4,955.7	34,904.8
Operating Expenses	M$	48,136.3	11,893.8	5,610.1	30,632.4
Investments	M$	71,700.0	806.9	2,074.6	68,818.5
Operating Income (BFIT)	M$	426,150.9	25,887.7	55,679.6	344,583.6
Discounted @ 10%	M$	198,619.1	12,057.6	34,831.6	151,729.9

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2023

	Probable		Probable Developed Producing	Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	9,443.2	2.0	150.8	9,290.4
Gas	Mcf	10,892.4	3.4	6.2	10,882.8
Revenue
Oil/Condensate	M$	738,808.9	150.6	11,660.7	726,997.6
Gas	M$	33,254.8	11.7	21.4	33,221.7
Severance and Ad Valorem Taxes	M$	55,231.2	19.8	832.3	54,379.1
Operating Expenses	M$	55,531.2	55.0	1,172.2	54,304.0
Investments	M$	134,428.5	—	—	134,428.5
Operating Income (BFIT)	M$	526,872.9	87.6	9,677.6	517,107.7
Discounted @ 10%	M$	122,796.7	37.3	4,026.0	118,733.4

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2022

	Probable		Probable Developed Producing	Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	7,452.1	1.9	115.9	7,334.3
Gas	Mcf	10,323.8	10.5	6.2	10,307.1
Revenue
Oil/Condensate	M$	680,179.1	164.4	10,469.2	669,545.5
Gas	M$	62,309.3	64.5	38.3	62,206.5
Severance and Ad Valorem Taxes	M$	41,500.1	28.4	750.3	40,721.4
Operating Expenses	M$	50,223.2	73.9	1,112.6	49,036.7
Investments	M$	107,884.9	—	—	107,884.9
Operating Income (BFIT)	M$	542,880.1	126.6	8,644.5	534,109.0
Discounted @ 10%	M$	229,567.4	53.4	3,247.1	226,266.9

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. The Company has started development and conversion of its undeveloped acreage located in Martin County, Texas. The PPC Eoff #3 well, operated by Permex Petroleum, is the first of two permitted wells to be drilled by the Company on the 7,780 gross acre Breedlove oilfield. Drilling of the first well commenced on September 14, 2022. Management expects to restart its drilling and development program in the second half of 2024, subject to receipt of additional funding.

An aggregate of 1,609 MBO and 1,277 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2023, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2023. Management currently anticipates spending approximately $1.25 million in capital expenditures towards developing the Company’s proved undeveloped reserves during the 2024 fiscal year, subject to the Company acquiring the necessary financing.

Proved Undeveloped Reserves Additions

From September 30, 2022 to September 30, 2023, the Company had no proved undeveloped reserve additions. The specific changes to the Company’s proved undeveloped reserves from September 30, 2022 to September 30, 2023 were as follows:

	Breedlove	Pittcock & Mary Bullard	Henshaw	Royalty Wells	Total
Beginning balance at September 30, 2022 (MBoe)(1)	4,966.43	342.11	—	0.22	5,308.76
Production (MBoe)(1)	—	—	—	—	—
Revisions or reclassifications of previous estimates (MBoe)(1)	(3,148.56)	(342.11)	—	(0.22)	(3,490.89)
Improved Recovery (MBoe)(1)	—	—	—	—	—
Extensions and Discoveries (MBoe)(1)	—	—	—	—	—
Acquisitions/Purchases (MBoe)(1)	—	—	—	—	—
Sales (MBoe)(1)	—	—	—	—	—
Price Change (MBoe)	4.67	—	—	—	4.67
Ending balance as of September 30, 2023 (MBoe)(1)	1,822.54	0.00	—	—	1,822.54

(1)	Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended September 30, 2023, the average prices of WTI (Cushing) oil and NYMEX Henry Hub natural gas were $78.54 per Bbl and $3.419 per Mcf, respectively, resulting in an oil-to-gas ratio of just under 23 to 1.

Financing of Proved and Probable Undeveloped Reserves

The Company currently estimates that the total cost to develop the Company’s proved undeveloped reserves of 1,609.7 MBbl of oil and 1,277.1 Mcf of natural gas as of September 30, 2023 is $15,710,000. The Company expects to finance these capital costs through a combination of current cash on hand, debt financing through a line of credit or similar debt instrument, one or more offerings of debt or equity, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

The Company currently estimates that the total cost to develop the Company’s probable undeveloped reserves of 9,290.4 MBbl of oil and 10,882.8 Mcf of natural gas as of September 30, 2023 is $134,428,500. The Company expects to finance these capital costs through a combination of joint ventures, farm-in agreements, direct participation programs, one or more offerings of equity, a debt offering or entering into a line of credit, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

Drilling Activities

The Company drilled one well during the last three fiscal years. As at September 30, 2023, the Company had 103 gross wells and 23 net productive wells. The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

Property	Gross Developed Acreage	Net Developed Acreage	Gross Productive Wells	Net Productive Wells
Pittcock	818	664.63	1	0.81
Henshaw	1,880	1,353.60	8	5.76
Oxy Yates	680	489.60	5	3.60
Bullard	241	187.98	1	0.78
Breedlove	1,558	1,246.40	15	12.00
Royalty Interest Properties	—	—	73	0.01

The Company has 6,000 gross undeveloped acres and 4,800 net undeveloped acres. All of the Company’s undeveloped acreage is on the Company’s Breedlove property.

The Company’s leases are nearly entirely held by production in perpetuity. If a field/lease is undeveloped it typically has a 2, 3 or 5 year term of expiry. The Company has over 340 leases covering undeveloped acreage and less than 5% of these leases have an active expiry date that is less than two years from the date of this Annual Report.

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2023, 2022, and 2021 was $71.45/Boe, $89.14/Boe, and $54.19/Boe, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2023, 2022, and 2021, was 12,979.36 Boe, 12,597.45 Boe, and 1,182.70 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2023, 2022, and 2021, was $67.76, $65.82, and $40.94, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	11,729	10,670	948
Natural Gas (Mcf)	7,500	11,567	1,410

Average Sales Price	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate ($/Bbl)	76.17	96.18	62.37
Natural Gas ($/Mcf)	4.53	8.36	3.54

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	7,628	6,998	—
Natural Gas (Mcf)	6,362	11,567	419

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	3,098	2,189	—
Natural Gas (Mcf)	1,138	—	—

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	1,003	1,483	847
Natural Gas (Mcf)	—	—	—

Texas Properties

Breedlove “B” Clearfork Leases

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. It is bounded on the north by Dawson County, on the east by Howard County, on the south by Glasscock and Midland Counties, and on the west by Andrews County. There is a total of 25 vertical wells of which 12 are producers, 4 are saltwater disposal wells and 9 that are shut-in opportunities. In January 2022, the Company began the pilot re-entry on the Carter Clearfork well #5, which is one of 67 shut-in wells that it currently owns. The re-entry involved targeting the Clearfork formation at a depth of 7,200 feet. Due to the high water content, management plans to maximize utilization of existing injection wells on the property when putting the well on line. By doing so management plans to reduce operating expenses from water disposal in third party disposal facilities. During fiscal 2023, the Company engaged in various operating activities across the Breedlove assets including the completion and production of the Eoff #3 well that was completed in November 2022. The Eoff #3 was put online fully following the build out of production facilities, tank battery, etc. Subsequent to September 2023, the Eoff #3 was shut in due to maintenance issues that were deferred due to financing efforts being undertaken by the Company. The Eoff #3 is currently available to resume production potentially as a top recomplete candidate for the Company, pending successful capital raising efforts. The Company is currently evaluating a number of re-entry opportunities across this asset including the 9 currently shut-in wells as well as opportunities across the existing producing wells.

Pittcock Leases

The Pittcock Leases are situated in Stonewall County. Stonewall County is in Northwest Texas, in the central part of the North Central Plains and consists of the Pittcock North property, the Pittcock South property and the Windy Jones Property. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The Pittcock North property covers 320 acres held by production. There is currently one producing well, ten shut-in wells, two saltwater disposal wells, and a water supply well. The Company holds a 100% working interest in the Pittcock North Property and an 81.25% net revenue interest. The Pittcock South property covers 498 acres in four tracts. There are currently 19 shut-in wells and two saltwater disposal wells. The Company holds a 100% working interest in the lease and a 71.90% net revenue interest. The Windy Jones Property consists of 40 acres and includes two injection wells and two suspended oil wells. The sole purpose of the Windy Jones property is to provide waterflood assistance to the offset wells being the Pittcock wells located east boundary of the Windy Jones Property. The Company holds a 100% working interest in the Windy Jones Property and a 78.9% net revenue interest.

Mary Bullard Property

The Company acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles south west of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There is currently one producing well, four shut-in wells, and two water injection wells. The Company holds a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest.

New Mexico Properties

In December 2017, Permex U.S., our wholly-owned subsidiary, acquired the West Henshaw Property and the Oxy Yates Property for $170,000 from Permex Petroleum Company LLC (“PPC”). An additional $95,000 was transferred by us to PPC to purchase reclamation bonds in connection with the future operation of the properties.

West Henshaw Property - New Mexico

The West Henshaw Property is located in Eddy County, New Mexico, 12 miles northeast of Loco Hills in the Delaware Basin. Eddy County is in Southeast New Mexico. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The West Henshaw Property covers 1,880 acres held by production. There are two producing wells, seven shut-in wells and four saltwater disposal wells. The Company holds a 100% working interest in the West Henshaw Property and a 72% net revenue interest.

In January 2022, the Company began the pilot re-entry on the West Henshaw well #15-3, one out of the 67 shut-in wells it currently owns. The re-entry and re-stimulation involved the West Henshaw property targeting the Grayburg formation at a depth of 2,850 feet. The recompletion was successful and came online at an initial rate of 30 bopd and has stabilized at 15 bopd.

In April 2022, the Company began the re-entry on the West Henshaw well #6-10. The re-entry and re-stimulation involved the West Henshaw property targeting the Grayburg formation at a depth of 2,850 feet. The recompletion was successful and came online at an initial rate of 15 bopd and has stabilized at 10 bopd. Throughout 2023, the Company completed a number of re-entry and basic workover efforts to try and establish more steady production from the West Henshaw assets.

The remaining 67 shut-in wells that the Company plans to re-enter have potential to yield similar results increasing our total daily production solely by re-entering shut-in wells.

Oxy Yates Property

The Oxy Yates Property is located in Eddy County, approximately eight miles north of Carlsbad, New Mexico in the Delaware Basin. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The Oxy Yates Property covers 680 acres held by production. There is one producing well and nine shut-in wells. The Yates formation is located at an average depth of 1,200 feet and overlies the Seven River formation and underlies the Tansill formation. The Company holds a 100% working interest in the Oxy Yates Property and a 77% net revenue interest.

Royalty Interest Properties

The Company holds royalty interests in 73 producing oil and gas wells located in Texas and New Mexico.

Business Strategy

The principal elements of our business strategy include the following:

●	Grow production and reserves in a capital efficient manner using internally generated levered free cash flow. We intend to allocate capital in a disciplined manner to projects that we anticipate will produce predictable and attractive rates of return. We plan to direct capital to our oil-oriented and reduced-risk development opportunities while focusing on driving cost efficiencies across our asset base with the primary objective of internally funding our capital budget and growth plan. We may also use our capital flexibility to pursue value-enhancing, bolt-on acquisitions to opportunistically improve our positions in existing basins.

●	Maximize ultimate hydrocarbon recovery from our assets by optimizing drilling, completion and production techniques and investigating deeper reservoirs and areas beyond our known productive areas. While we intend to utilize proven techniques and technologies, we will also continuously seek efficiencies in our drilling, completion and production techniques in order to optimize ultimate resource recoveries, rates of return and cash flows. We will explore innovative EOR techniques to unlock additional value and have allocated capital towards next generation technologies. For example, we have already completed extensive waterflood EOR studies in Pittcock North and Pittcock South. Through these studies, we will seek to expand our development beyond our known productive areas in order to add probable and possible reserves to our inventory at attractive all-in costs as of the time of our studies.

●	Pursue operational excellence with a sense of urgency. We plan to deliver low cost, consistent, timely and efficient execution of our drilling campaigns, work programs and operations. We intend to execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, apply advanced technologies, and continuously seek ways to reduce our operating cash costs on a per barrel basis.

●	Pursue strategic acquisitions that maintain or reduce our break-even costs. We intend to actively pursue accretive acquisitions, mergers and dispositions that are intended to improve our margins, returns, and break-even costs of our investment portfolio. Financial strategies associated with these efforts will focus on delivering competitive adjusted per share returns.

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

Our oil production is being sold to Dorado Transportation, LLC, Energy Transfer Partners and HollyFrontier at prices tied to West Texas Intermediate oil prices. Our natural gas production is being sold to DCP Operating Company LP under Henry Hub gas spot prices.

For the years ended September 30, 2023 and 2022, we had three significant purchasers that accounted for approximately 99% and 83%, respectively, of our total oil, and natural gas revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

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

On November 2, 2021, the EPA proposed to revise and add to the NSPS program rules. These rules, if adopted, could have a significant impact on the upstream and midstream oil and gas sectors. The proposed rule would formally reinstate methane emission limitations for existing and modified facilities in the oil and gas sector. Methane is a greenhouse gas. The proposed rules also would regulate, for the first time under the NSPS program, existing oil and gas facilities. Specifically, EPA’s proposed new rule would require states to implement plans that meet or exceed federally established emission reduction guidelines for oil and natural gas facilities. About a year after that proposal, the EPA proposed rules that strengthened and expanded the November, 2021 proposal. The November 2022 EPA statement would require more monitoring of small, high-polluting wells, tracking of “super-emitters”, inspection of abandoned wells until their closure, further reduction in flaring, and use of zero-emissions control equipment on hydrocarbon equipment. Comments regarding the November, 2022 proposal will be presented to the EPA in January, 2023, after which the EPA may act.

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

Climate Change

Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally. Opponents of hydrocarbon production and consumption contend that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions, rulemakings or other regulatory initiatives to limit GHG emissions. Interpretation/implementation of existing statutes and common law is evolving. These include rejoining the Paris Agreement treaty on climate change, several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, and a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030. Further, legislative and regulatory initiatives are underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so. As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

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

In addition, some of our third-party operating partners are required to report their GHG emissions under CAA rules. Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

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

In accordance with customary industry practices, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We cannot provide assurance that any insurance we obtain will be adequate to cover our losses or liabilities. Pollution and environmental risks generally are not fully insurable. Under certain circumstances, we may be liable for environmental damage caused by previous owners or operators of properties or repairs/decommissioning of assets that we own, lease or operate. As a result, we may incur substantial liabilities to third parties or governmental entities for environmental matters for which we do not have insurance coverage, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

Employees

As of July 26, 2024, we had two full time and no part time employees. We may hire additional personnel as appropriate. We also use the services of independent consultants and contractors to perform various professional services.

Facilities

Our executive offices are located at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056 and consists of one office leased space. We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

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

We are in the early stages of our operations and have not generated revenue in excess of our expenses. We will likely operate at a loss until our business becomes established, and we will require additional financing in order to fund future operations and expansion plans. Our ability to secure any required financing to sustain operations will depend in part upon prevailing capital market conditions and the success of our operations. There can be no assurance that we will be successful in our efforts to secure any additional financing or additional financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may be required to scale back our current business plan or cease operations.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the year ended September 30, 2023 an explanatory paragraph referring to our significant losses from operations and working capital deficiency, and expressing substantial doubt in our ability to continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of September 30, 2023 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of an explanatory paragraph regarding our ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements could materially adversely affect the price of our securities and our ability to raise new capital.

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

Historically, the commodities markets had volatile prices, and these markets will likely continue to be volatile in the future. If the prices of oil and natural gas experience a substantial decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control and include the following:

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

We may be unable to successfully integrate any assets we may acquire in the future into our business or achieve the anticipated benefits of such acquisitions.

Our ability to achieve the anticipated benefits of future acquisitions will depend in part on whether we can integrate the acquired assets into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	availability and cost of transportation of production to markets;
●	availability and cost of drilling equipment and of skilled personnel;
●	development and operating costs including access to water and potential environmental and other liabilities; and
●	regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we will perform reviews of the subject properties that we believe to be generally consistent with industry practices. These reviews will be based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such reviews will typically be furnished by the seller or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all acquired properties, and the reserves and production related to the acquired properties may differ materially after such data is reviewed by an independent petroleum engineering firm or further by us. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. The integration process may be subject to delays or changed circumstances, and we can give no assurance that our acquired assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of such acquisitions will materialize.

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

Our drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled as a result of other factors, including:

●	declines in oil or natural gas prices, as occurred in 2020 in connection with the COVID-19 pandemic;
●	infrastructure limitations;
●	the high cost, shortages or delays of equipment, materials and services;
●	unexpected operational events, pipeline ruptures or spills, adverse weather conditions, facility malfunctions or title problems;
●	compliance with environmental and other governmental requirements;
●	regulations, restrictions, moratoria and bans on injection wells and water disposal;
●	unusual or unexpected geological formations;
●	environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
●	fires, blowouts, craterings and explosions and other physical accidents;
●	uncontrollable flows of oil, natural gas or well fluids;
●	changes in the cost of decommissioning or plugging wells;
●	maintenance of quality, purity and thermal quality standards both for commodity sales and purposes of transportation;
●	members of the public have engaged in physical confrontations or acts of sabotage to impede or prevent transportation of hydrocarbons; and
●	pipeline capacity curtailments.

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

Approximately 61.1% of our estimated net proved reserves volumes were classified as proved undeveloped as of September 30, 2023. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

We may become responsible for costs associated with plugging, repairing, abandoning and reclaiming wells, pipelines and other facilities that we use for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business. Decommissioning costs’ predictability is challenging as more focus and demand is placed on decommissioning activities in the future than was previously the case, and because we do not have lengthy operating experience with our wells.

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

Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. Some states attorneys general have accused large legacy E&P companies of purposefully obscuring consequences of combusting hydrocarbons.

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

All of our producing properties are geographically concentrated in the Permian and Delaware Basins. As a result, we may be disproportionately exposed to various factors, including, among others: (i) the impact of regional supply and demand factors, (ii) delays or interruptions of production from wells in such areas caused by governmental regulation, (iii) processing, gathering or transportation capacity constraints, (iv) market limitations, (v) availability of equipment and personnel, (vi) fluid shortages or other drought related conditions or (vii) interruption of the processing, gathering or transportation of natural gas. This concentration in a limited geographic area also increases our exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events, industrial accidents or labor difficulties. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us. If we do not meet these standards, our business or our ability to access capital could be harmed.

Additionally, certain investors and lenders have and may continue to exclude companies engaged in exploration and production activity, such as us, from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing those markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies.

Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements, including the SEC climate change disclosure rules. Similarly, these policies may negatively impact the ability of our customers to access debt and capital markets. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

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

For the years ended September 30, 2023 and 2022, we had three significant purchaser that accounted for approximately 99% and 83%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Additionally, there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

Costs of compliance may increase, and operational delays or restrictions may occur as existing laws and regulations are revised or reinterpreted, or as new laws and regulations become applicable to our operations. Government authorities and other organizations continue to study health, safety and environmental aspects of oil and natural gas operations, including those related to air, soil and water quality, ground movement or seismicity and natural resources. Government authorities have also adopted or proposed new or more stringent requirements for permitting, well construction and public disclosure or environmental review of, or restrictions on, oil and natural gas operations. Such requirements or associated litigation could result in potentially significant added costs to comply, delay or curtail our exploration, development, fluid injection and disposal or production activities, and preclude us from drilling, completing or stimulating wells, or venting excess production of methane which could have an adverse effect on our expected production, other operations and financial condition.

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

A portion of our crude oil production is transported to market centers by rail. Derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable liquids. Any changes to existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any derailment of crude oil involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Furthermore, some rail lines are not subject to material competitive pressure which would act as a brake on rates for rail transportation service.

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

In addition, financial markets have historically, at times, experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values, or prospects of such companies. If there is extreme market volatility and trading patterns in our securities, it may create several risks for investors, including the following:

●	the market price of our securities may experience rapid and substantial increases or decreases unrelated to our actual or expected operating performance, financial condition or prospects, which may make it more difficult for prospective investors to assess the rapidly changing value of our securities;

●	if our future market capitalization reflects trading dynamics unrelated to our actual or expected operating performance, financial performance or prospects, purchasers of our securities stock could incur substantial losses as prices decline once the level of market volatility has abated; and

●	if the future market price of securities declines, investors may be unable to resell their securities at or above the price at which they acquired them. We cannot assure you that the market of our securities will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

Accordingly, the market price of our securities may decline even if our operating results, underlying asset values, or prospects have not changed. Additionally, these factors as well as other related factors may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in the price and volume of our securities will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of our securities may be materially adversely affected. In addition, our securities may be more thinly traded than securities of larger, more established energy companies and, as a result of this lack of liquidity, sales of relatively small quantities of our securities by our shareholders may disproportionately influence the price of our securities. The market price of our securities may decline below the initial public offering price, and you may lose some or all of your investment.

There is no assurance that an investment in our securities will earn any positive return.

There is no assurance that an investment in our securities will earn any positive return. An investment in our securities involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in our securities is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.

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

We have issued options and warrants and may continue to issue additional securities in the future. The exercise of these securities and the sale of the Common Shares issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Shares.

As of July 26, 2024, we have issued and outstanding options to purchase 20,313 Common Shares with a weighted average exercise price of $54.23 per share and warrants to purchase 279,746 Common Shares with a weighted average exercise price of $39.79 per share. In addition, we have 34,837 Common Shares available for future issuance under our 2017 and 2022 Stock Option Plans. Because the market for our Common Shares may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our Common Shares. Furthermore, the mere existence of a significant number of Common Shares issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our Common Shares.

Our principal shareholders and management own a significant percentage of our shares and may be able to exert significant control over matters subject to shareholder approval.

Our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 28% of our outstanding Common Shares. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Shares that you may feel are in your best interest as one of our shareholders.

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

The trading market for our Common Shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may never publish research on our Company. If no securities or industry analysts cover our Company, the trading price for our Common Shares and Warrants would likely be negatively impacted. In the event securities or industry analysts cover our Company, if one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”), our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies in which case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting and concluded that such internal controls and procedures were not effective. Management determined that this was due to the following deficiencies:

●	insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department;
●	lack of knowledge of US GAAP and ineffective controls associated with the conversion from International Financial Reporting Standards to US GAAP;
●	ineffective controls over inputs used in the valuation of the asset retirement obligation;
●	Ineffective controls over the depletion calculation and the preparation of the oil and gas reserve report;
●	ineffective controls on the accounting and the valuation of complex financial instruments;
●	ineffective review of the financial statements due to the limited financial and reporting resources; and
●	ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes.

Although management has taken steps to address the deficiencies in our internal controls, we currently do not have sufficient internal controls over financial reporting which could limit investment in our securities and expose the us to SEC fines or administrative sanctions. Additionally, if we fail to implement required improvements to our disclosure controls and procedures, we may be obligated to continue to report control deficiencies in which case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Chief Financial Officer are expected to inform our board of directors of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Executive Office

Our executive office is located at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056 and consists of one office leased space. We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

Oil and Gas Properties

Information concerning proved and probable reserves, production, wells, acreage and related matters are contained in Item 1. “Business.”

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The following are the material legal proceedings pending to which the Company is a party or to which any of its property is subject.

1. Atlas Tubular, LLC filed a suit against the Company in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981. This amount is included in the Company’s trade payables as at September 30, 2023. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt.

2. Foundation Energy Services, LLC filed a suit against the Company in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074. This amount is included in the Company’s trade payables as at September 30, 2023. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Panther Fluids Management, LLC filed a suit against the Company in the County Court at Law No. 3, Harris County, Texas, alleging a breach of contract and seeking payment for an outstanding balance of $81,788. This amount is included in the Company’s trade payables as at September 30, 2023.

4. Piedmont Park Place filed a suit against the Company in the 134th Judicial District Court of Dallas County, Texas, alleging breach of lease and breach of contract, seeking recovery of $127,230 plus attorney’s fees. The Company is currently negotiating a settlement.

5. Premier Energy Services, LLC filed a suit against the Company in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205. Of this amount, $95,541 is included in the Company’s trade payables as at September 30, 2023. The Company disputes the remaining $8,664 of the claimed damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares currently trades on the OTCQB Marketplace in the United States under the symbol “OILCF” on the Canadian Securities Exchange (“CSE”) in Canada under the symbol “OIL” and under the Frankfurt Stock Exchange under the symbol “75P”. On April 16, 2024, the Company received a cease trade order issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. The closing price of our common shares as reported on the OTCQB on the last trading date of April 16, 2024 was $4.00.

Shareholders

As of July 26, 2024, there were 551,503 Common Shares issued and outstanding, held by approximately 58 holders of record, although there are a much larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 53 of this Annual Report on Form 10-K.

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

The Company’s common shares are listed on the Canadian Securities Exchange under the symbol “OIL” on the OTCQB under the symbol “OILCF”, and on the Frankfurt Stock Exchange under the symbol “75P”. On April 16, 2024, the Company received a cease trade order issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. The Company is currently working to bring all required filings up to date.

Key Activities:

●	On October 26, 2022, the Company announced the appointment of Melissa Folz P.E. to the Company’s Board of Directors.

●	On November 2, 2022, the Company effected a 1-for-60 reverse split of the Company’s outstanding common shares.

●	On November 2, 2022, the Company announced an update on the drilling of its PPC Eoff #3 well. The target depth of 8,100 ft (2468 meters) was achieved, and the casing was run to total depth.

●	On June 30, 2023, the Company announced the close of its warrant exercise incentive program, whereby the Company agreed to reduce the exercise price of the eligible warrants and also issue incentive bonus warrants in order to induce warrant holders to exercise their warrants for cash. The Company issued 68,353 common shares at a price of $11.44 from the exercise of warrants pursuant to the program for gross proceeds of $781,953 (net proceeds of $645,330).

●	On October 23, 2023, the Company effected a 1-for-4 reverse split of the Company’s outstanding common shares.

●	On February 28, 2024, the Company announced a private placement of convertible debenture units of the Company (the “Units”) for gross proceeds of up to $20,000,000. Each Unit will consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and one common share purchase warrant (a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08. On May 29, 2024, the Company amended the terms of the Units. Each Unit will now consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 294 common share purchase warrants (each a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08. The Debentures will mature (the “Maturity Date”) on the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Debentures. The Debentures will bear simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Debenture is repaid, and have a conversion price of $3.40 per share. Interest will be paid in cash or Shares based on a conversion price of $3.40.

●	On April 16, 2024, the Company announced the closing of the first tranche of the private placement announced on February 28, 2024, consisting of 500 Units for gross proceeds of $500,000. As a result, the Company issued a Debenture with a principal amount of $500,000 and 147,000 Warrants.

●	On May 1, 2024, the Company announced the appointment of Bradley Taillon as the President and Chief Executive Officer (“CEO”) of the Company. Mehran Ehsan, the former President and CEO of the Company, will now serve as Vice President of Business Development.

●	On May 29, 2024, the Company announced that it has applied to the British Columbia Securities Commission (the “BCSC”) for a partial revocation of the failure-to-file cease trade order that was issued by the BCSC against the Company on April 16, 2024 (the “FFCTO”) for failing to file certain outstanding continuous disclosure documents in a timely manner (the “Partial Revocation Order”).

●	On June 16, 2024, the Company announced the closing of the second tranche of the private placement announced on February 28, 2024, consisting of 865 Units for gross proceeds of $865,000. As a result, the Company issued a Debenture with a principal amount of $865,000 and 254,310 Warrants. The Second Tranche was conducted pursuant to a partial revocation order (the “Partial Revocation Order”) issued by the BCSC on June 5, 2024. The Partial Revocation Order partially revoked the FFCTO that was issued by the BCSC against the Company on April 16, 2024 for failing to file certain outstanding continuous disclosure documents in a timely manner. The FFCTO continues to apply in all other respects. The Company intends to use the proceeds of the Second Tranche to prepare and file all outstanding financial statements and continuous disclosure records, pay all outstanding related fees and penalties, pay outstanding amounts owing pursuant to summary judgments and to continue operations until it can apply for and receive a full revocation of the FFCTO. If and when the Company has filed all such outstanding financial statements and continuous disclosure records, the Company intends to apply for a full revocation of the FFCTO and request that trading of its Shares on the CSE be reinstated.

●	On June 27, 2024, the Company announced the appointment of Bradley Taillon, the President and CEO, to the Company’s Board of Directors. As a part of Permex’s strategic reconstitution and expansion of the Board, the Company also announced the resignations of Melissa Folz, Barry Whelan, James Perry Bryan, Mehran Ehsan, Douglas Charles Urch and John James Lendrum from the Board of Directors.

Selected Annual Information

The following table sets out selected financial information for the Company which has been derived from the Company’s audited financial statements for the fiscal years ended September 30, 2023 and 2022.

	Fiscal 2023 ($)	Fiscal 2022 ($)
Revenues	688,827	878,459
Net loss	(4,483,195)	(2,714,616)
Net loss per common share - basic and diluted	(8.81)	(7.04)
Total assets	10,941,747	12,567,558
Total non-current liabilities	341,623	400,594
Dividends	—	—

Factors That Affect the Comparability of the Annual Financial Data Disclosed Above

Net losses for the years ended September 30, 2023 and 2022 were mainly attributable to operating expenses (2023 - $4,668,466, 2022 - $3,783,122) and other income (2023 - $39,678, 2022 - $193,047), partially offset by revenue from oil and gas sales and royalty income (2023 - $688,827, 2022 - $878,459). The decrease in total assets in fiscal 2023 is mainly due to the use of approximately $1.6 million in cash for general operations and administrative expenses. The change in non-current liabilities in fiscal 2023 is mainly due to the decrease in lease obligations.

Results of Operations

Selected Operating Data

Annual Sales and Production Results

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2023, 2022, and 2021 was $71.45/Boe, $89.14/Boe, and $54.19/Boe, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2023, 2022, and 2021, was 12,979.36 Boe, 12,597.45 Boe, and 1,182.70 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2023, 2022, and 2021, was $67.76/Boe, $65.82/Boe, and $40.94/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	11,729	10,670	948
Natural Gas (Mcf)	7,500	11,567	1,410

Average Sales Price	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate ($/Bbl)	76.17	96.18	62.37
Natural Gas ($/Mcf)	4.53	8.36	3.54

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	7,628	6,998	—
Natural Gas (Mcf)	6,362	11,567	419

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	3,098	2,189	—
Natural Gas (Mcf)	1,138	—	—

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Oil/Condensate (Bbl)	1,003	1,483	847
Natural Gas (Mcf)	—	—	—

During the year ended September 30, 2023, the Company reported a net loss of $4,483,195 as compared to a net loss of $2,714,616 for the year ended September 30, 2022. The increase in net loss for fiscal 2023 compared to fiscal 2022 was mainly attributable to operating expenses increasing to $4,672,137 in the current fiscal year compared to operating expenses of $3,778,693 in the previous fiscal year, combined with revenue from oil and gas sales and royalty income of $688,827 in the current fiscal years compared to $878,459 in our 2022 fiscal year.

The Company reported oil and gas sales revenue of $685,623 in fiscal 2023 compared with revenue of $815,391 in fiscal 2022. The decrease was mainly due to the decrease in oil and gas prices in the current fiscal year to $71.45/Boe from $89.14/Boe in the comparative year, being partially offset by increased production during the Company’s current fiscal year. The production from Breedlove “B” Clearfork properties decreased by 3% while the Henshaw property increased 50% from the last fiscal year. Net oil-equivalent production by final product sold in the current fiscal year averaged 35.56 barrels per day, compared with 34.51 barrels per day in the last fiscal year.

The lease operating expenses for fiscal 2023 were $879,471 compared with $829,194 in fiscal 2022. The increase was mostly due to the increase in production in the current fiscal year compared to the previous fiscal year combined with increased maintenance expenses on the Breedlove and West Henshaw wells.

The general and administrative expenses excluding share-based payment expenses for fiscal 2023 were $3,535,800, compared with $2,250,060 in fiscal 2022. The increase was mainly due to the increase in property development and corporate activities in general during in the current fiscal year. Specifically, the variance in the current fiscal year from the same period in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $849,783, which increased from $240,286 in the previous fiscal year mostly due to increased property development activities and the increased regulatory compliance work in the United States since the Company became a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the effectiveness of a Form S-1 Registration Statement in August 2022.

●	Consulting fees of $190,102 in the current year compared to $241,421 in the previous fiscal year, which related to fees to contract consultants for geological, project management, and general regulatory and corporate consulting work. The increase in the current period from the same period in the previous fiscal year was mostly due to the increase in property development and corporate activities.

●	Insurance expense of $230,706 in the current year compared to $62,350 in the previous fiscal year. The increase in the current year from the previous fiscal year was due to the increase in property development and corporate activities in the current year.

●	Legal fees of $758,367 in the current year compared to $351,975 in previous fiscal year, which increased in the current year mostly due to the work related to the Company’s planned uplisting to a national securities exchange and corresponding public offering of securities as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Marketing and promotion of $426,111 in the current year compared to $607,207 in previous fiscal year, which decreased in the current year as the Company scaled back its marketing and promotion activities.

●	Salaries expenses of $440,996 in the current year compared to $287,371 in the previous fiscal year, which mainly included salaries to the Company’s CEO, CFO and administrative employees.

The Company also incurred share-based compensation expenses of $318 in fiscal 2023 compared to $546,335 in fiscal 2022. Share-based compensation expenses are a non-cash charge that are the estimated fair value of the stock options granted and vested during the period. The Company used the Black-Scholes option pricing model for the fair value calculation.

Liquidity and Capital Resources

As of September 30, 2023, the Company had a cash balance of $82,736, a decrease of $3,217,759 from the cash balance of $3,300,495 on September 30, 2022. During the year ended September 30, 2023, cash used in operating activities was $2,296,216, primarily consisting of accounting, legal, marketing, and salary expenses. For the year ended September 30, 2023, net cash used in investing activities included $1,445,021 invested in capital expenditures on oil and gas assets compared to $1,685,999 for the year ended September 30, 2022. During the year ended September 30, 2023 net cash provided by financing activities was $523,478, consisting of $781,953 in proceeds from the exercise of warrants, which was partially offset by $136,623 in share issuance costs, $38,291 for repayment of a debenture loan, and $83,561 for repayment of a loan payable. During the year ended September 30, 2022, net cash provided by financing activities was $6,984,711 consisting of $8,112,346 in proceeds from the issuance of units of common shares and warrants, which amount was partially offset by $1,067,868 in shares issuance costs, $34,709 for repayment of a debenture loan, $1,452 for repayment of a related party loan and $23,600 for repayment of a loan.

The Company had a working capital deficiency of $3,142,916 as at September 30, 2023 compared to a working capital deficiency of $2,051,127 as at September 30, 2022.

Management has budgeted approximately $1.5 million in minimum operating expenses and $0.5 million in capital expenditures for the 2024 fiscal year, which the Company plans to finance principally from one or more equity financings and/or a line of credit. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to bring our wells to production, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. However, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months from the filing of its Annual Report on Form 10-K for the year ended September 30, 2023 and, consequently, the Company is currently evaluating options to support its funding requirements over this time period, including but not limited to, completing a financing transaction. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

Critical Accounting Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. We believe the following discussions of critical accounting estimates address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Oil and natural gas reserves

Crude oil and natural gas reserves are estimates of future production that impact certain asset and expense accounts included in the consolidated financial statements. Proved reserves are the estimated quantities of oil and gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in the future under existing economic conditions, operating methods and government regulations. Proved reserves include both developed and undeveloped volumes. Proved developed reserves represent volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for recompletion. Variables impacting the Company’s estimated volumes of crude oil and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs.

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in fiscal 2023 would have increased by an estimated $13,000.

Impairment

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis for oil and gas assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates and prices believed to be consistent with those used by principal market participants. The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, commodity prices, operating costs and capital decisions, considering all available evidence at the date of review. Differing assumptions could affect the timing and the amount of an impairment in any period.

Asset retirement obligations

The Company is subject to retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the Corporation uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation, technical assessments of the assets, estimated amounts and timing of settlements, discount rates, and inflation rates.

A sensitivity analysis of the ARO impact on earnings for 2023 is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. Favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect.

Related party transactions

i)	The Company has an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the years ended September 30, 2023 and 2022, the Company incurred management salary of $250,000 and $220,834, respectively, for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remain the same. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

ii)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the years ended September 30, 2023 and 2022, the Company incurred salaries of $50,004 and $20,835, respectively to the CFO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Permex Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Permex Petroleum Corporation (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas
July 26, 2024

PERMEX PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30

	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$82,736	$3,300,495
Trade and other receivables (net of allowance: 2023 - $nil; 2022 - $nil)	78,441	137,214
Prepaid expenses and deposits	127,239	317,277
Total current assets	288,416	3,754,986

Non-current assets
Reclamation deposits	145,000	145,000
Property and equipment, net of accumulated depreciation and depletion	10,361,419	8,426,776
Right of use asset, net	146,912	240,796

Total assets	$10,941,747	$12,567,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$3,228,327	$1,561,344
Loan payable	125,936	-
Convertible debenture – related party	-	38,291
Lease liability – current portion	77,069	104,224
Total current liabilities	3,431,332	1,703,859

Non-current liabilities
Asset retirement obligations	260,167	236,412
Lease liability, less current portion	81,456	140,682
Warrant liability	-	23,500

Total liabilities	3,772,955	2,104,453

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 and 483,150 shares* issued and outstanding as of September 30, 2023 and 2022, respectively.	14,947,150	14,337,739
Additional paid-in capital	4,549,431	4,513,194
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(12,200,376)	(8,260,415)

Total stockholders’ equity	7,168,792	10,463,105

Total liabilities and stockholders’ equity	$10,941,747	$12,567,558

*	The number of shares has been restated to reflect the 60:1 reverse stock split effective on November 2, 2022 and the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock splits.

The accompanying notes are an integral part of these consolidated financial statements

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED SEPTEMBER 30

	2023	2022

Revenues
Oil and gas sales	$665,623	$815,391
Royalty income	23,204	63,068
Total revenues	688,827	878,459

Operating expenses
Lease operating expense	879,471	829,194
General and administrative	3,536,118	2,796,395
Depletion and depreciation	154,834	105,503
Accretion on asset retirement obligations	31,976	55,030
Loss on settlement of asset retirement obligations	66,067	-
Total operating expenses	(4,668,466)	(3,786,122)

Loss from operations	(3,979,639)	(2,907,663)

Other income (expense)
Interest income	108	5,895
Other income	24,000	24,000
Foreign exchange gain (loss)	(3,671)	7,429
Forgiveness of loan payable	-	7,800
Finance expense	(4,259)	(30,586)
Change in fair value of warrant liability	22,570	178,509
Gain on settlement of warrant liability	930	-
Total other income	39,678	193,047

Net loss and comprehensive loss	(3,939,961)	(2,714,616)

Deemed dividend arising from warrant modification	(543,234)	-

Net loss	$(4,483,195)	$(2,714,616)

Basic and diluted loss and comprehensive loss per common share	$(8.81)	$(7.04)

Weighted average number of common shares outstanding*	508,813	$385,756

*	The number of shares has been restated to reflect the 60:1 reverse stock split effective on November 2, 2022 and the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity

Balance, September 30, 2021	275,752	$8,976,747	$2,476,717	$(127,413)	$(5,545,799)	$5,780,252

Private placements	207,398	7,303,161	607,170	-	-	7,910,331
Share issuance costs	-	(1,942,169)	882,972	-	-	(1,059,197)
Share-based payments	-	-	546,335	-	-	546,335
Net loss	-	-	-	-	(2,714,616)	(2,714,616)

Balance, September 30, 2022	483,150	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Exercise of warrants	68,353	781,953	-	-	-	781,953
Share issuance costs	-	(172,542)	35,919	-	-	(136,623)
Deemed dividend arising from warrant modification	-	-	543,234	-	-	543,234
Warrant modification	-	-	(543,234)	-	-	(543,234)
Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(3,939,961)	(3,939,961)

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

*	The number of shares has been restated to reflect the 60:1 reverse stock split effective on November 2, 2022 and the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,939,961)	$(2,714,616)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	31,976	55,030
Depletion and depreciation	154,834	105,503
Foreign exchange loss (gain)	-	(7,168)
Forgiveness of loan payable	-	(7,800)
Finance expense	-	18,031
Change in fair value of warrant liability	(22,570)	(178,509)
Gain on settlement of warrant liability	(930)	-
Extinguishment of trade and other payables	(263,605)	(4,368)
Loss on settlement of asset retirement obligations	66,067	-
Share-based payments	318	546,335

Changes in operating assets and liabilities:
Trade and other receivables	58,773	(124,230)
Prepaid expenses and deposits	190,038	(271,126)
Trade and other payables	1,421,341	584,216
Amounts due to related parties	-	(24,536)
Right of use asset and lease liability	7,503	(785)
Net cash used in operating activities	(2,296,216)	(2,024,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	(1,445,021)	(1,685,999)
Net cash used in investing activities	(1,445,021)	(1,685,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement units	-	8,112,340
Proceeds from exercise of warrants	781,953	-
Share issuance costs	(136,623)	(1,067,868)
Convertible debenture repayment to related party	(38,291)	(34,709)
Loan from related party	-	(1,452)
Loan repayment	(83,561)	(23,600)
Net cash provided by financing activities	523,478	6,984,711

Change in cash and cash equivalents during the year	(3,217,759)	3,274,689

Cash and cash equivalents, beginning of the year	3,300,495	25,806

Cash and cash equivalents, end of the year	$82,736	$3,300,495

Supplemental cash flow disclosures:
Interest paid	$4,259	$24,536
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with private placements	$-	$1,692,151
Share purchase warrants issued in connection with exercise of warrants	$579,153	$-
Trade and other payables related to property and equipment	$1,299,929	$647,252
Loan payable issued for settlement	$209,497	$-
Changes in estimates of asset retirement obligations	$7,934	$371,212

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

1. BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL” and on the OTCQB under the symbol “OILCF”. On April 16, 2024, the Company received a cease trade order issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. The Company is currently working to bring all required filings up to date.

On October 26, 2022, the Company’s board of directors approved a reverse stock split of the Company’s issued and outstanding common stock at a 1 for 60 ratio, which was effective November 2, 2022. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. On September 12, 2023, the Company’s board of directors approved a reverse stock split of the Company’s issued and outstanding common stock at a 1 for 4 ratio, which was effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of the Company’s wholly-owned subsidiary, Permex Petroleum US Corporation. All intercompany balances and transactions have been eliminated.

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $12,743,610, has a working capital deficiency of $3,142,916 as of September 30, 2023 and has not yet achieved profitable operations. The Company requires equity financings to fund its operation, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company also expects to raise additional funds through equity and debt financings. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Subsequent to September 30, 2023, the Company has raised $1,365,000 through the issuance of convertible debentures. Management believes that this plan provides an opportunity for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

Trade and other receivables

Trade and other receivables are stated at net realizable value. The majority of customers are not extended credit and the majority of the receivables have payment terms of 30 days or less. The Company’s oil and gas revenues are mainly derived from three significant customers. As a result, the Company’s trade receivables are exposed to a concentration of credit risk. The Company routinely assesses the financial strength of its customers. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. Given the nature and balances of the Company’s receivables the Company has no material loss allowance as at September 30, 2023 and 2022.

Property and equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. All costs for development wells along with related acquisition costs, the costs of drilling development wells, and related estimated future asset retirement costs are capitalized. Exploration costs, such as exploratory geological and geophysical costs, and costs associated with non-productive exploratory wells, delay rentals and exploration overhead are expensed. Costs of drilling exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company groups its oil and gas properties with a common geological structure or stratigraphic condition (“common operating field”) for purposes of computing depletion expenses, assessing proved property impairments and accounting for asset dispositions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

2.	Significant Accounting Policies (cont’d…)

Property and equipment (cont’d…)

Proved oil and natural gas properties are assessed for possible impairment by comparing their carrying values with their associated undiscounted future net cash flows. Events that can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset (including changes to the commodity price forecast or carbon costs), significant change in the extent or manner of use of or a physical change in an asset, and a more-likely-than-not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Impaired assets are written down to their estimated fair values, generally their discounted, future net cash flows. For proved oil and natural gas properties, the Company performs impairment reviews on a field basis, annually or as appropriate.

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

Impairment of long-lived assets

The Company assesses long-lived assets for impairment in accordance with the provisions of the Financial Account Standards Board Accounting Standards Codification (“ASC”) regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of September 30, 2023 and September 30, 2022, no impairment charge has been recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

The carrying values of cash and cash equivalents, trade receivable, other current receivables, due from/to related parties, trade payable, other current payables, accrued expenses, convertible debenture and lease liability included in the accompanying consolidated balance sheets approximated fair value at September 30, 2023 and 2022. The financial statements as of and for the years ended September 30, 2023 and 2022, do not include any recurring or nonrecurring fair value measurements relating to assets or liabilities.

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

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding in the period. The diluted EPS reflects all dilutive potential common share equivalents, in the weighted average number of common shares outstanding during the period, if dilutive. All of the outstanding convertible securities, stock options and warrants were anti-dilutive for the years ended September 30, 2023 and 2022.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Leases

At inception of a contract, the Company assesses whether a contract is or contains a lease based on whether the contract conveys the right to control the use of an identified asset for a period in exchange for consideration.

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

Share capital

The Company records proceeds from the issuance of its common shares as equity. Incremental costs directly attributable to the issue of new common shares are shown in equity as a deduction from the proceeds. Common shares issued for consideration other than cash are valued based on their fair value at the date that the shares are issued.

Share purchase warrants

The fair value of warrants is determined using the Black-Scholes option pricing model. Proceeds from the issuance of private placement units are allocated between the private placement warrants and common shares on a relative fair value basis. Share purchase warrants with exercise prices denominated in a currency other than its functional currency are classified as a liability. Proceeds from the issuance of private placement units are first allocated to the warrant liability based on their fair value and the residual is allocated to common shares issued while for equity warrants, proceeds are allocated to common stock and additional paid in capital on a relative fair value basis. The changes in fair value of the warrant liability are recorded in the statement of loss and comprehensive loss.

Warrants issued for oil and gas interests and warrants issued as finder’s fees are share-based payments and are measured at fair value on the date of the grant as determined using the Black-Scholes option pricing model.

Share-based payments

The Company issues stock options and other share-based compensation to directors, employees and other service providers. Equity awards including stock options and share purchase warrants are measured at grant date at the fair value of the instruments issued and amortized over the vesting periods using a graded vesting approach. The number of options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount ultimately recognized as an expense is based on the number of options that eventually vest. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company records revenue in the month production is delivered to the purchaser. However, production statements for oil and gas sales may not be received until the following month end after the products are purchased, and as a result, the Company is required to estimate the amount of revenue to be received. The Company records the differences between its estimates and the actual amounts received for revenue in the month that payment is received from the customer. Identified differences between the Company’s revenue estimates and actual revenue received are $nil and $1,395 for years ended September 30, 2023 and 2022, respectively. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to sales volumes and prices for those good sold are estimated and recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

Recently Adopted Accounting Pronouncements

On October 1, 2022, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net loss per common share.

New accounting standards

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic740) Improvements to Income Tax Disclosures, which becomes effective for fiscal years beginning after December 15, 2024. The standard requires companies to disclose specific categories in the income tax rate reconciliation table and the amount of income taxes paid per major jurisdiction. The Company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statement of Operations.

As of September 30, 2023 and 2022, receivables from contracts with customers, included in trade and other receivables, were $48,165 and $56,639, respectively.

The following table presents our revenue from contracts with customers disaggregated by product type and geographic areas.

Year ended September 30, 2023	Texas	New Mexico	Total

Crude oil	$501,920	$154,700	$656,620
Natural gas	9,003	-	9,003
Revenue from contracts with customers	$510,923	$154,700	$665,623

Year ended September 30, 2022	Texas	New Mexico	Total

Crude oil	$621,275	$140,236	$761,511
Natural gas	53,880	-	53,880
Revenue from contracts with customers	$675,155	$140,236	$815,391

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $73,021 as of September 30, 2023 (September 30, 2022 - $91,928). For the years ended September 30, 2023 and 2022, we had three significant customers that accounted for approximately 99% and 83%, respectively, of our total oil, and natural gas revenues. Two customers represented $42,704 (59%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of GST recoverable of $5,420. GST recoverable is due from the Canadian Government. It is in management’s opinion that the Company is not exposed to significant credit risk. To date, the Company has not recognized any credit losses on its receivables.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2023	September 30, 2022

Oil and natural gas properties, at cost	$10,501,244	$8,029,234
Construction in progress	-	460,306
Less: accumulated depletion	(289,456)	(184,658)
Oil and natural gas properties, net	10,211,788	8,304,882
Other property and equipment, at cost	205,315	127,542
Less: accumulated depreciation	(55,684)	(5,648)
Other property and equipment, net	149,631	121,894
Property and equipment, net	$10,361,419	$8,426,776

Depletion and depreciation expense was $154,834 and $105,503 for the years ended September 30, 2023 and 2022, respectively.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	2023	2022

Right-of-use assets	$146,912	$240,796

Lease liabilities
Balance, beginning of the year	$244,906	$78,949
Addition	-	220,368
Liability accretion	24,221	9,042
Lease payments	(110,602)	(63,453)
Balance, end of the year	$158,525	$244,906
Current lease liabilities	$77,069	$104,224
Long-term lease liabilities	$81,456	$140,682
Weighted-average remaining lease term (in years)	2.17	2.87
Weighted-average discount rate	12%	12%

The following table presents the Company’s total lease cost.

	2023	2022

Operating lease cost	$118,105	$61,153
Variable lease expense	65,245	36,216
Sublease income	(25,390)	(36,633)
Rent subsidy	-	(1,644)
Net lease cost	$157,960	$59,092

As of September 30, 2023, the Company has one office lease agreement for its office premises for terms ending in November 2025. The maturities of the Company’s operating lease liabilities are as follows:

Year
2024	82,190
2025	84,664
2026	14,180
Total lease payments	181,034
Less: imputed interest	(22,509)
Total lease liabilities	$158,525

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	2023	2022

Asset retirement obligations, beginning of the year	$236,412	$552,594
Obligations derecognized	(287)	-
Revisions of estimates	(7,934)	(371,212)
Accretion expense	31,976	55,030
	$260,167	$236,412

During the year ended September 30, 2023, the Company had revision of estimates totaling $7,934 (2022 - $371,212) primarily due to changes in future cost estimates and retirement dates for its oil and gas assets. During the year ended September 30, 2023, the Company incurred plugging and abandonment costs of $66,354 and recognized a loss of $66,067 on the settlement.

Reclamation deposits

As of September 30, 2023, the Company held reclamation deposits of $145,000 (September 30, 2022 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

8. DEBT

Convertible debenture – Related party

As of September 30, 2022, the Company had a debenture loan of $73,000 (CAD$100,000) from the CEO of the Company outstanding. The debenture loan was secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bore interest at a rate of 12% per annum and had a maturity date of December 20, 2022. The debenture was convertible at the holder’s option into units of the Company at $26.28 (CAD$36.00) per unit. Each unit would be comprised of one common share of the Company and one share purchase warrant; each warrant entitled the holder to acquire one additional common share for a period of three years at an exercise price of $35.04 (CAD$48.00).

During the year ended September 30, 2022, the Company repaid $34,709 of the loan (CAD$47,546). During the year ended September 30, 2023, the Company repaid the remaining principal loan amount of $38,291 (CAD$52,454).

During the years ended September 30, 2023 and 2022, the Company recorded interest of $1,182 and $9,360, respectively.

Loan payable

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, payable on September 30. 2023. At September 30, 2023, the Company has an outstanding unpaid principal amount of $125,936.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

9. RELATED PARTY TRANSACTIONS

(a)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was repaid during the year ended September 30, 2023.

(b)	The Company has an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the years ended September 30, 2023 and 2022, the Company incurred management salary of $250,000 and $220,834, respectively, for Mr. Ehsan, with no bonuses incurred in either year. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remain the same. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

c)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the years ended September 30, 2023 and 2022, the Company incurred salaries of $50,004 and $20,835, respectively to the CFO of the Company, with no bonuses incurred in either year. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the years ended September 30, 2023 and 2022 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	2023	2022

Net loss	$(4,483,195)	$(2,714,616)
Weighted average common shares outstanding	508,813	385,756

Basic and diluted loss per share	$(8.81)	$(7.04)

For the year ended September 30, 2023, 20,313 stock options and 279,746 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

For the year ended September 30, 2022, $73,000 (CAD$100,000) of convertible debentures convertible into 2,778 common shares, 21,146 stock options and 274,276 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At September 30, 2023 and September 30, 2022, the Company had 551,503 and 483,150 common shares issued and outstanding, respectively, after giving effect to the 60:1 reverse stock split effective November 2, 2022 and 4:1 reverse stock split effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock splits.

During the year ended September 30, 2023, the Company announced a warrant exercise incentive program (the “Program”) whereby the Company amended the exercise prices of 253,966 warrants (the “Eligible Warrants”) from $50.40 per share to $11.44 per share if the holders of the Eligible Warrants exercised the Eligible Warrants before June 30, 2023 (the “Program Period”). In addition to the repricing, the Company offered, to each warrant holder who exercised the Eligible Warrants during the Program Period, the issuance of one additional common share purchase warrant for each warrant exercised during the Program Period (each, an “Incentive Warrant”). Each Incentive Warrant entitles the warrant holder to purchase one common share of the Company for a period of 5 years from the date of issuance, at a price of $18.00 per Share.

On June 30, 2023, the Company issued 68,353 common shares at a price of $11.44 per share from the exercise of the Eligible Warrants pursuant to the Program for gross proceeds of $781,953 (net proceeds of $645,330). In connection with the Program, the Company issued 68,353 Incentive Warrants. The Company also incurred $62,556 and issued 5,470 warrants as a finders’ fee to its investment bank. The finder’s warrants are on the same terms as the Incentive Warrants. The Incentive Warrants and finder’s warrants were valued at $449,005 and $35,919, respectively, using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.68%, an expected life of 5 years, annualized volatility of 128.81% and a dividend rate of 0%). The repricing of the Eligible Warrants is accounted for as a modification under ASC 815-40-35-14 through 18. The effect of the modification is $544,164, measured as the excess of the fair value of the repriced warrants over the fair value of the original warrants immediately before it was modified and the fair value of the incentive warrants issued as an additional inducement to exercise the warrants. The fair values were measured using the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.21%, an expected life of 3.75 years, annualized volatility of 137.62% and a dividend rate of 0%). The Company recognized a deemed dividend of $543,234 for the fair value of the Incentive Warrants and the portion of inducement related to the equity-classified warrants. The effect of the repricing of the liability-classified warrants was $930 and was recorded in the statement of operations and comprehensive loss. The Company also incurred legal and other expenses of $74,066 in connection with the Program.

During the year ended September 30, 2022, the Company:

a)	Completed a non-brokered private placement of 11,029 units at a price of $51.84 (CAD$64.80) per unit for gross proceeds of $571,760 (CAD$714,700) on November 4, 2021. Each unit is comprised of one common share and one half of one share purchase warrant; each whole warrant entitles the holder to acquire one additional common share for a period of 24 months at an exercise price of $94.61 (CAD$129.60). $202,009 of the proceeds were allocated to the warrants and recorded as a warrant liability. The Company paid $34,733 and issued 670 agent’s warrants as a finders’ fee. The finder’s warrants have the same terms as the warrants issued under the private placement. The finder’s warrants were valued at $24,543 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%). The Company also incurred filing and other expenses of $800 in connection with the private placement. $8,671 of issuance costs related to the warrants was recorded in the statement of loss.

b)	Completed a brokered private placement of 196,369 units at a price of $38.40 per unit for gross proceeds of $7,540,580 on March 29, 2022. Each unit is comprised of one common share and one common share purchase warrant; each warrant entitles the holder to acquire one additional common share for a period of 5 years at an exercise price of $50.40. $607,170 of the proceeds were allocated to the warrants. ThinkEquity LLC acted as sole placement agent for the private placement. In connection with the private placement, ThinkEquity received a cash commission of $754,058, 19,640 broker warrants and expense reimbursement of $131,560. The broker’s warrants have the same terms as the warrants issued under the private placement. The broker’s warrants were valued at $858,429 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.45%, an expected life of 5 years, annualized volatility of 134.66% and a dividend rate of 0%). The Company also incurred filing and other expenses of $159,271 in connection with the private placement.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

11.	EQUITY (cont’d…)

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

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2021	9,480	$78.05
Granted	13,749	42.04
Cancelled	(2,083)	69.38

Balance, September 30, 2022	21,146	$53.04
Cancelled	(833)	42.62
Balance, September 30, 2023	20,313	$54.23

Exercisable at September 30, 2023	20,313	$54.23

The aggregate intrinsic value of options outstanding and exercisable as at September 30, 2023 was $nil (September 30, 2022 - $nil).

The options outstanding as of September 30, 2023 have exercise prices in the range of $9.00 to $90.00 and a weighted average remaining contractual life of 6.91 years.

During the years ended September 30, 2023 and 2022, the Company recognized share-based payment expense of $318 and $546,335, respectively, for the portion of stock options that vested during the year. The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	2023	2022

Risk-free interest rate	-	1.50%
Expected life of options	-	10 Years
Expected annualized volatility	-	96.56%
Dividend rate	-	Nil
Weighted average fair value of options granted	$-	$10.17

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

11.	EQUITY (cont’d…)

Share-based payments (cont’d…)

As September 30, 2023, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
5,730	$90.00	December 4, 2017	December 4, 2027
1,250	$54.00	November 1, 2018	November 1, 2028
1,250	$9.00	March 16, 2020	March 16, 2030
12,083	$43.20	October 6, 2021	October 6, 2031
20,313

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2021	52,083	$37.68
Granted	222,193	52.60

Balance, September 30, 2022	274,276	$48.48
Exercised	(68,353)	11.44
Granted	73,823	18.00

Balance, September 30, 2023	279,746	39.79

The aggregate intrinsic value of warrants outstanding as at September 30, 2023 was $nil (September 30, 2022 - $nil)

As September 30, 2023, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

4,393	$97.20	November 4, 2021	November 4, 2023
149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$36.00	September 30, 2021	September 30, 2031
279,746

5,515 warrants issued with private placement units during fiscal 2022 have an exercise price denominated in CAD. These warrants were initially valued at $202,009 using the Black-Scholes option pricing model (assuming a risk-free interest rate of 0.98%, an expected life of 2 years, annualized volatility of 153.02% and a dividend rate of 0%) and recorded as a warrant liability. The fair value of these warrants were remeasured at each reporting period and a gain on fair value of $178,509 was recorded during the year ended September 30, 2022. During the year ended September 30, 2023, a gain on fair value of $23,500 was recorded.

The following weighted average assumptions were used for the Black-Scholes valuation of warrants as at September 30, 2023 and September 30, 2022:

	2023	2022

Risk-free interest rate	4.87%	3.79%
Expected life of options	0.17 Year	1 Year
Expected annualized volatility	39.02%	135.59%
Dividend rate	Nil	Nil
Weighted average fair value of options granted	$0.00	$1.46

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

12. INCOME TAXES

	2023	2022

Loss before income taxes	$(3,939,961)	$(2,714,616)
Expected income tax recovery at statutory rates	$(591,000)	$(407,000)
Provincial income tax recovery	(290,000)	(244,000)
Effect of income taxes from US operations	(100,000)	(42,000)
Change in statutory, foreign tax, foreign exchange rates and other	(18,000)	(32,000)
Permanent differences	3,000	103,000
Adjustment to prior years provision versus statutory tax returns	(43,000)	(53,000)
Change in valuation allowance	1,039,000	675,000
Deferred income tax recovery	$-	$-

Components of the Company’s pre-tax loss and income taxes are as follows:

	2023	2022
Loss for the year
Canada	$(2,418,491)	$(2,030,281)
US	(1,521,470)	(684,335)
	$(3,939,961)	$(2,714,616)
Expected income tax (recovery)
Canada	$(659,000)	$(549,000)
US	(319,000)	(102,000)
	$(978,000)	$(651,000)
Deferred income tax
Canada	$659,000	$548,000
US	319,000	103,000
	$978,000	$651,000
Deferred income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2023	2022

Tax loss carryforwards	$2,313,000	$1,342,000
Property and equipment	39,000	(74,000)
Financing fees	191,000	216,000
	2,543,000	1,484,000
Deferred tax assets valuation allowance	(2,543,000)	(1,484,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences include unamortized financing fees and tax loss carryforwards. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. For the years ended September 30, 2023 and 2022, the Company had financing fees of $709,000 and $801,000, respectively, with expiration dates between 2044 and 2048. The Company also had tax loss carryforwards of approximately $9,386,000 in Canada and the United States. For the years ended September 30, 2023 and 2022, the Canada tax losses totaled $7,019,000 and $4,028,000, respectively, with expiration dates ranging from 2037 to 2043 and 2037 to 2042, respectively. The United States tax losses for the years ended September 30, 2023 and 2022 totaled $2,367,000 and $804,000, respectively, and had no expiration dates.

13. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

14. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company currently has $473,818 in claims from certain trade vendors for non-payment, of which $443,614 have been accrued as of September 30, 2023. The Company plans to continue engaging with these claimants faithfully and is working on potentially settlements for all outstanding claims.

15. SUBSEQUENT EVENTS

(a)	On October 23, 2023, the Company effected a 1-for-4 reverse split of the Company’s outstanding common shares.

(b)	On November 2, 2023, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms.

(c)	On February 28, 2024, the Company announced a private placement of convertible debenture units of the Company (the “Units”) for gross proceeds of up to $20,000,000. Each Unit will consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and one common share purchase warrant (a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08. On May 29, 2024, the Company amended the terms of the Units. Each Unit will now consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 294 common share purchase warrants (each a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08. The Debentures will mature (the “Maturity Date”) on the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Debentures. The Debentures will bear simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Debenture is repaid, and have a conversion price of $3.40 per share. Interest will be paid in cash or Shares based on a conversion price of $3.40.

(d)	On April 16, 2024, the Company closed the first tranche of the private placement announced on February 28, 2024, consisting of 500 Units for gross proceeds of $500,000. As a result, the Company issued a Debenture with a principal amount of $500,000 and 147,000 Warrants.

(e)	On April 16, 2024, the Company received a cease trade order due to failing to file its annual financial statements for fiscal 2023 (the “FFCTO”) from the British Columbia Securities Commission (the “BCSC”) and the trading was halted from the CSE effective April 17, 2024.

(f)	On June 5, 2024, the Company was granted a partial revocation of the FFCTO by the BCSC to permit the Company to complete an additional private placement of convertible debenture units for gross proceeds of $865,000.

(g)	On June 16, 2024, the Company closed the second tranche of the private placement of convertible debenture units announced on February 28, 2024, consisting of 865 Units for gross proceeds of $865,000. As a result, the Company issued a Debenture with a principal amount of $865,000 and 254,310 Warrants.

(h)	The Company entered into an employment agreement with Bradley Taillon, the Company’s CEO, on April 29, 2024. Pursuant to this employment agreement, the Company employs Mr. Taillon to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Company’s Board of Directors. As compensation for the performance of such duties, the Company paid Mr. Taillon a base salary of $250,000, which shall be reviewed by the Company annually. The terms of this employment agreement as amended also provide that Mr. Taillon is eligible for an annual cash bonus of up to 100% of his annual salary. In addition to any annual bonus, Mr. Taillon received a one-time sign-on bonus of $50,000 and is eligible for additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Supplemental unaudited information regarding Permex’s oil and gas activities is presented in this note. All of Permex’s reserves are located within the U.S.

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2023	September 30, 2022
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—
Development costs	2,019,639	1,676,668
Exploration costs	—	—
Total costs incurred	$2,019,639	$1,676,668

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2023	September 30, 2022
Oil and gas revenues	$688,827	$815,391
Production costs	(879,471)	(829,194)
Exploration expenses	—	—
Depletion, depreciation and amortization	(104,798)	(99,855)
Impairment of oil and gas properties	—	—
Result of oil and gas producing operations before income taxes	(295,442)	(113,658)
Provision for income taxes	—	—
Results of oil and gas producing activities	$(295,442)	$(113,658)

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

16.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

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

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved developed and undeveloped reserves:
September 30, 2021	6,199,420	3,018,350	6,702,478
Revisions	48,320	(5,613)	47,385
Purchase of proved reserves	-	-	-
Sale reserves	-	-	-
Production	(10,670)	(11,567)	(12,598)
September 30, 2022	6,237,070	3,001,170	6,737,265
Revisions	(3,588,541)	(951,270)	(3,747,086)
Purchase of proved reserves	-	-	-
Sale reserves	-	-	-
Production	(11,729)	(7,500)	(12,979)
September 30, 2023	2,636,800	2,042,400	2,977,200

Proved developed reserves:
September 30, 2021	587,450	411,910	656,102
September 30, 2022	1,153,870	864,770	1,297,998
September 30, 2023	1,027,100	765,300	1,154,650

Proved undeveloped reserves:
September 30, 2021	5,611,970	2,606,440	6,046,377
September 30, 2022	5,083,200	2,136,400	5,439,267
September 30, 2023	1,609,700	1,277,100	1,822,550

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

16.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of September 30, 2023 and September 30, 2022 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended September 30, 2023 and September 30, 2022 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from October through September during each respective fiscal year. The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	September 30, 2023	September 30, 2022
Future cash inflows	$211,828,000	$589,481,000
Future production costs(1)	(40,061,000)	(91,630,000)
Future development costs	(17,241,000)	(71,700,000)
Future income tax expenses	(39,262,000)	(113,873,000)
Future net cash flows	115,264,000	312,278,000
10% annual discount for estimated timing of cash flows	(60,184,000)	(167,549,000)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$55,080,000	$144,729,000

(1)	Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended September 30, 2021 (1)	$55.98	$2.95
Year ended September 30, 2022 (1)	$91.72	$5.79
Year ended September 30, 2023 (1)	$78.61	$2.23

(1)	Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from October through September during each respective fiscal year.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

16.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by ASC 932, at fiscal year-end are set forth in the table below.

	12 Months Ended
	September 30, 2023	September 30, 2022
Standardized measure of discounted future net cash flows at the beginning of the year	$144,729,000	$73,269,000
Extensions, discoveries and improved recovery, less related costs	—	—
Sales of minerals in place	—	—
Purchase of minerals in place	—	—
Revisions of previous quantity estimates	(103,529,000)	1,674,000
Net changes in prices and production costs	(52,170,000)	88,333,000
Accretion of discount	19,862,000	10,077,000
Sales of oil produced, net of production costs	191,000	(49,000)
Changes in future development costs	27,173,000	911,000
Changes in timing of future production	(16,145,000)	(3,099,000)
Net changes in income taxes	34,969,000	(26,387,000)
Standardized measure of discounted future net cash flows at the end of the year	$55,080,000	$144,729,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

The following control deficiencies constitute material weaknesses in internal control over financial reporting:

●	Insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department.
●	Lack of knowledge of US GAAP and ineffective controls associated with the conversion from IFRS to US GAAP
●	Ineffective controls over inputs used in the valuation of the Asset Retirement Obligation
●	Ineffective controls over the depletion calculation and the preparation of the oil and gas reserve report
●	Ineffective controls on the accounting and the valuation of complex financial instruments
●	Ineffective review of the financial statements due to the limited financial and reporting resources
●	Ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.”

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2023, our internal control over financial reporting was not effective, due to the material weaknesses in our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name and position and a brief account of the business experience of each of our directors and executive officers as of July 26, 2024. Each of the directors listed below was elected to our Board of Directors to serve until our next annual meeting of shareholders or until such director’s successor is elected and qualified.

Name	Age	Position
Bradley Taillon	34	Chief Executive Officer, President and Director
Gregory Montgomery	55	Chief Financial Officer

Biographical Information

Bradley Taillon

Bradley Taillon’s experience in junior Oil & Gas operations not only consists of working as a senior manager at the corporate level, but also in the field as a Registered Professional Landman with the AAPL. Mr. Taillon recently led M&A efforts for Ruckus Energy, a private Permian Basin focused junior Oil & Gas company, where he was instrumental in increasing their assets from zero to greater than approximately $130m in 1P reserves. Prior to Ruckus Energy, from Mr. Taillon oversaw the M&A initiative at Lilis Energy, Inc., a US publicly listed junior Oil & Gas company also focused on the Permian Basin, and contributed to Lilis’ success of more than doubling its acreage position in the highly competitive Delaware Basin while the company’s market capitalization grew from approximately $3MM to approximately $550MM in a period of less than two years. Prior to Brad’s appointment at Permex as President and CEO, he recently served the Company as Vice President of Finance. Mr. Taillon holds a Bachelor of Business Administration in International Economics and an MBA in International Finance from Fort Hays State University.

Gregory Montgomery

Gregory Montgomery has served as Chief Financial Officer of the Company since May 2022 and served as a member of the Company’s Board of Directors from March 2020 until April 2023. Since June 2021, Mr. Montgomery has served as Vice President, Project Management Office – Private Equity Energy Management of Priority Power Management, LLC. In addition from October 2018 until June 2021, he served as Partner of Vine Advisors, from October 2017 until October 2018, he served as Chief Financial Officer of Oiltanking North America and from March 2013 until October 2017, he served as Chief Financial Officer of Semarus Energy, LLC. Mr. Montgomery also served as Chief Financial Officer for Lion Copolymer, Coast Energy and Laser Midstream, and was a Director of Strategic Planning for Enbridge Energy Partners (EEP: NYSE) and Compliance Officer for Pennzoil Company (PZL: NYSE). Mr. Montgomery is a CPA and member of the Texas Society of CPA’s and American Institute of Certified Public Accountants. Mr. Montgomery holds a Bachelor of Business Administration from the University of Houston – Bauer College of Business.

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

Independence

Currently, Bradley Taillon is the sole director of the Company. Bradley Taillon is not independent since he is the current President and CEO of the Company. In making our independence determinations, we have considered all relationships between any of the directors and the Company.

Committees of our Board of Directors

Our Board of Directors has a separately designated standing audit committee. Our Board serves in place of a compensation committee, determining the compensation of our officers and directors, and nominating and corporate governance committee, nominating members to our Board of Directors. The functions of a compensation committee and nominating committee are performed exclusively by the independent directors on the Board, meeting separately, and determinations are made by a majority of such independent directors. In lieu of a charter for the compensation committee or Board has adopted resolutions specifying (i) the scope of the compensation committee’s responsibilities, and how it carries out those responsibilities, including structure, processes and membership requirements; (ii) the compensation committee’s responsibility for determining, or recommending to the board for determination, the compensation of the chief executive officer and all other executive officers of the Company; and (iii) that the chief executive officer may not be present during voting or deliberations on his or her compensation. In lieu of a charter for the nominating committee, our Board has adopted resolutions addressing the nominations process and certain other matters related to corporate governance.

Audit Committee

Until June 12, 2024 when James Perry Bryan resigned from the Board our audit committee consisted of Douglas Charles Urch (Chair), James Perry Bryan and John James Lendrum. With the resignations of Douglas Charles Urch and John James Lendrum from the Board on June 20, 2024, the Board currently does not have a standing audit committee but plans fill vacancies on the Board with directors who will serve as members of the audit committee.

Our Board of Directors previously determined that each of Douglas Charles Urch, James Perry Bryan and John James Lendrum met the definition as an “independent” director within the meaning of the listing standards of the Nasdaq Capital Market. Each member of the audit committee was financially literate, and in addition, our Board of Directors has determined that Douglas Charles Urch qualified as an “audit committee financial expert,” as defined in applicable SEC regulations

Our audit committee is responsible for overseeing our financial reporting process on behalf of the Board, including overseeing the work of the independent auditors who report directly to the audit committee. The specific responsibilities of our audit committee, among others, include:

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

Committee Charters and Other Corporate Governance Matters

Audit Committee Charter

Our Board of Directors has adopted a written charter for our audit committee. The Board currently does not have a standing audit committee but plans fill vacancies on the Board with directors who will serve as members of the audit committee.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics which addresses issues including, but not limited to: (i) conflicts of interest; (ii) compliance with laws, rules, and regulations; (iii) protection and proper use of corporate opportunities; (iv) protection and proper use of corporate assets; (v)confidentiality of corporate information; (vi) fair dealing with securityholders, customers, competitors, and employees; and (vii) accuracy of business records. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees. Any change or waivers from the provisions of the Code of Business Conduct and Ethics for our executive officers or directors will be made only after approval by the Board of Directors and will be promptly disclosed.

Director Compensation

We have no formal policy concerning director compensation; however, options may be granted to directors as compensation for services on the Board, at the discretion of our Board. To date, the we have not paid any cash compensation to our directors for service on the Board.

The following table presents the total compensation for each person who served as a member of our Board of Directors (other than Mehran Ehsan, our former Chief Executive Officer, whose compensation is summarized below under “Summary Compensation Table”) and received compensation for such service on the Board during the fiscal year ended September 30, 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Douglas Charles Urch (1)	—	—	—	—	—	—	—
John James Lendrum (2)	—	—	—	—	—	—	—
James Perry Bryan (3)	—	—	—	—	—	—	—
Barry Whelan (4)	—	—	—	—	—	—	—
Melissa Folz (5)	—	—	—	—	—	—	—
Scott Kelly (6)	—	—	—	—	—	—	—
Greg Montgomery (7)	—	—	—	—	—	—	—

(1) Douglas Charles Urch resigned from the Board on June 20, 2024.

(2) John James Lendrum resigned from the Board on June 20, 2024.

(3) James Perry Bryan resigned from the Board on June 12, 2024.

(4) Barry Whelan also served as our Chief Operating Officer. Barry Whelan resigned from the Board on June 12, 2024.

(5) Melissa Folz resigned from the Board on May 30, 2024.

(6) Scott Kelly served as Chief Financial Officer and Corporate Secretary of the Company until May 2022. In connection with his service as our Chief Financial Officer, Mr. Kelly received cash compensation of $9,360 during the fiscal year ended September 30, 2022. Mr. Kelly resigned from the Board on September 12, 2023

(7) Gregory Montgomery was appointed as our Chief Financial Officer on May 1, 2022. Pursuant to his employment agreement with the Company, Mr. Montgomery will receive an annual base salary of $50,000 and be eligible to receive an annual cash bonus of up to 100% of this annual salary. Mr. Montgomery received cash compensation of $50,000 during the fiscal year ended September 30, 2023 in connection with his service as our Chief Financial Officer. On April 24, 2023, Mr. Montgomery resigned as a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

For the purposes hereof, a named executive officer (“NEO”) of the Company means the Company’s Chief Executive Officer, during the fiscal years ended 2022 and 2023, Mehran Ehsan, as no other executive officer of the Company received total compensation in fiscal 2023 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table

The following table sets forth, for the years ended September 30, 2023 and 2022, all compensation paid or accrued by the Company, to or on behalf of the NEO:

Name and Principal Position	Fiscal Years Ended 09/30	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Mehran Ehsan	2023	250,000	—	—	—	—	—	—	250,000
President, CEO and Director (1)	2022	220,834	—	—	144,231	—	—	—	365,065

(1) Mehran Ehsan resigned as President and CEO of the Company on April 29, 2024, and from the Board on June 12, 2024. Effective May 1, 2022, Mehran Ehsan serves the Company as Vice President of Business Development.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and restricted stock unit awards held by the NEO that were outstanding as of September 30, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Mehran Ehsan	2,813	(1)	—	—	$90	12/4/2027	—	—	—	—
President, CEO and Director	3,125	(2)	—	—	$43.20	10/6/2031	—	—	—	—

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

The Company’s current stock option plan (the “Option Plan”) was approved by the Board on November 27, 2017 and by the Company’s shareholders on April 23, 2023. The purpose of the Option Plan is to ensure that the Company is to able to provide an incentive program for directors, officers, employees and persons providing services to the Company (each, an “Optionee”) that provides enough flexibility in the structuring of incentive benefits to allow the Company to remain competitive in the recruitment and maintenance of key personnel.

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

Under the Option Plan, options will be exercisable over periods of up to ten years as determined by the Board. The exercise price of any option may not be less than the greater of the closing market price of the Common Shares on: (i) the trading day prior to the date of grant of the option; and (ii) the grant date of the option, less any applicable discount allowed by the Canadian Securities Exchange (the “CSE”) or any other stock exchange on which the Common Shares are listed for trading.

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

The Company does not provide any financial assistance to participants in order to facilitate the purchase of Common Shares under the Option Plan. As at July 26, 2024 there were options outstanding under the Option Plan to acquire 20,313 Common Shares, representing approximately 4% of the Company’s current issued and outstanding shares.

A copy of the Option Plan may be inspected at the registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5, during normal business hours. In addition, a copy of the Option Plan will be mailed, free of charge, to any shareholder who requests a copy, in writing, from the Chief Financial Officer of the Company. Any such requests should be mailed to the Company, at its head office, to the attention of the Chief Financial Officer.

Employment, Consulting and Management Agreements

Other than the executive employment agreements and the material terms of which are set forth below, the Company does not have any compensation agreements or arrangements that the Company or any of its subsidiaries have entered into with respect to services provided by a NEO, a director or any other party in the event such services provided are typically provided by a director or NEO (collectively, “Compensation Arrangements”).

Employment Agreement with Bradley Taillon

Pursuant to the CEO Employment Agreement dated April 29, 2024, the Company employs Mr. Taillon to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Board. As compensation for the performance of such duties, the Company paid Mr. Taillon a base salary of $250,000 per year. Mr. Taillon is also eligible for cash bonuses and grants of Options under the Option Plan, in the sole discretion of the Board, as well as group health, medical and disability insurance benefits and any other fringe benefit programs that the Company maintains from time to time for the benefit of its employees. In addition to any annual bonus, Mr. Taillon is eligible for additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater.

The Company may immediately terminate Mr. Taillon’s employment at any time for cause, by written notice. The Company may terminate the Mr. Taillon’s employment at any time without cause by providing him with notice in writing and compensation in lieu of notice as follows:

●	payment of all outstanding and accrued base salary and vacation pay, earned and owing up to the last day of the active employment, and reimbursement for all proper expenses incurred by him in connection with the Company’s business prior to the last day of active employment;

●	payment of an amount equal to 24 months base salary;

●	payment of an amount in lieu of his performance bonus equal to 50% of base salary; and

●	continuation of his benefit coverage for a period of six months, or alternatively, if it is unable to continue Mr. Taillon’s participation in one or more of the Company’s benefit plans, the Company shall pay him an amount equal to the premium cost or contributions the Company would otherwise have made in respect of his participation in the relevant plan(s) for six months.

Mr. Taillon is required to give the Company not less than two weeks’ notice in the event of his resignation. Upon receipt of his notice of resignation, or at any time thereafter, the Company has the right to elect to pay, in lieu of such notice period, Mr. Taillon’s salary for the remainder of the notice period and a reasonable amount in lieu of the his benefits for that period. If the Company elects for payment in lieu of notice, the Mr. Taillon’s employment shall terminate immediately upon such payment.

In the event of death, Mr. Taillon’s employment shall be deemed to have terminated on the date thereof and the Company shall pay his estate the amounts specified above in respect of termination without cause.

Employment Agreement with Mehran Ehsan

Pursuant to the CEO Employment Agreement dated May 1, 2022, the Company employs Mr. Ehsan to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Board. As compensation for the performance of such duties, the Company paid Mr. Ehsan a base salary of $250,000 per year. Mr. Ehsan is also eligible for cash bonuses and grants of Options under the Option Plan, in the sole discretion of the Board, as well as group health, medical and disability insurance benefits and any other fringe benefit programs that the Company maintains from time to time for the benefit of its employees.

Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remain the same.

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

The table below sets forth information with respect to each NEO currently employed by the Company in order to assist the reader in determining the potential payment to each such NEO in the event of the termination of such NEO’s employment by the Company other than for cause or in the event of a change of control. The estimated payments have been calculated on the basis of employment agreements as they exist at the date of this Annual Report and assuming that they were in effect on September 30, 2023.

Name	Estimated Payment Assuming Termination Without Cause on September 30, 2023 ($)	Estimated Payment Assuming a Change of Control on September 30, 2023 ($)
Mehran Ehsan	$900,000	—

The estimated payments assuming a change of control on September 30, 2023 are based on the assumption that the NEOs are terminated without cause or elect to terminate the agreements.

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

Base Salary

The base salary review of any NEO will take into consideration the current competitive market conditions, experience, proven or expected performance, and the particular skills of the NEO. Base salary is not expected to be evaluated against a formal “peer group”. The base salaries for NEOs during the fiscal year ended September 30, 2023 were set at the following:

●	Mehran Ehsan (former CEO) – Annual salary of $250,000 commencing May 1, 2022. During the year ended September 30, 2023, Mr. Ehsan received $250,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the beneficial ownership of our capital stock outstanding as of July 26, 2024 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Shares;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and named executive officers as a group.

The percentage ownership information is based on 551,503 Common Shares outstanding as of July 26, 2024. The number of shares owned are those beneficially owned, as determined under the rules of the SEC. Under these rules, beneficial ownership includes any Common Shares as to which a person has sole or shared voting power or investment power and any Common Shares that the person has the right to acquire within 60 days of July 26, 2024 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. These shares are deemed to be outstanding and beneficially owned by the person holding such option, warrants or other derivative securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Permex Petroleum Corporation, 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers:
Bradley Taillon	—		—
Gregory Montgomery	1,875	(1)	—
All Officers and Directors as a Group (2 persons)	1,875		*
5% or Greater Shareholders:
Ramnarain Jaigobind (2)	52,083	(3)	9.44%
Petro Americas Resources, LLC (4)	29,167		5.29%
Rockport Permian, LLC (4)	26,042		4.72%
Pratt Oil and Gas, LLC (5)	48,958		8.88%

* less than 1%.

(1) Represents 1,875 Common Shares issuable upon exercise of options owned by Gregory Montgomery.

(2) Ramnarain Jaigobind is a principal of ThinkEquity LLC. ThinkEquity LLC acted as the Company’s placement agent for its March 2022 private placement offering, and as financial advisor for the June 2023 warrant exercise program.

(3) Represents 52,083 Common Shares. Mr. Jaigobind disclaims beneficial ownership of warrants to purchase up to 30,451 Common Shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of Common Shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding Common Shares following such exercise.

(4) John Lendrum has the right to vote and dispose of the securities held by Petro Americas Resources, LLC and Rockport Permian, LLC.

(5) James Bryan has the right to vote and dispose of the securities held by Pratt Oil and Gas, LLC.

The following table summarizes information about our equity compensation plans as of September 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	20,313	(1)	$54.23	(2)	34,837
Equity compensation plans not approved by securityholders	—		—		—
Total	20,313		$54.23		34,837

(1)	Represents the number of Common Shares available for issuance upon exercise of outstanding options as at September 30, 2023, as adjusted for the 1-4 reverse stock split effectuated on October 23, 2023.
(2)	CAD$73.28 converted into USD, as adjusted for the 1-4 reverse stock split effectuated on October 23, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during the Company’s last two fiscal years to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements which are described elsewhere in this Annual Report. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Related Parties

As of September 30, 2022, the Company had a debenture loan of $73,000 (CAD$100,000) from the CEO of the Company outstanding. The debenture loan was secured by an interest in all of the Company’s right, title, and interest in all of its oil and gas assets, bore interest at a rate of 12% per annum and had a maturity date of December 20, 2022. The debenture was convertible at the holder’s option into units of the Company at $26.28 (CAD$36.00) per unit. Each unit would be comprised of one common share of the Company and one share purchase warrant; each warrant entitled the holder to acquire one additional common share for a period of three years at an exercise price of $35.04 (CAD$48.00). During the year ended September 30, 2022, the Company repaid $34,709 of the loan (CAD$47,546). During the year ended September 30, 2023, the Company repaid the remaining principal loan amount of $38,291 (CAD$52,454). During the years ended September 30, 2023 and September 30, 2022, the Company recorded interest of $1,182 and $9,360, respectively.

The Company has an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the years ended September 30, 2023 and 2022, the Company incurred management salary of $250,000 and $220,834, respectively, for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remain the same. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the years ended September 30, 2023 and September 30, 2022, the Company incurred management fees of $50,000 and $20,835, respectively, to the CFO of the Company. The Company considers this a related party transaction, as it relates to key management personnel and entities over which it has control or significant influence.

Agreements with Directors and Officers

The Company entered into an employment agreement with Bradley Taillon, the Company’s CEO, on April 29, 2024. Pursuant to this employment agreement, the Company employs Mr. Taillon to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Company’s Board of Directors. As compensation for the performance of such duties, the Company paid Mr. Taillon a base salary of $250,000, which shall be reviewed by the Company annually. The terms of this employment agreement as amended also provide that Mr. Taillon is eligible for an annual cash bonus of up to 100% of his annual salary. In addition to any annual bonus, Mr. Taillon received a one-time sign-on bonus of $50,000 and is eligible for additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. For information regarding this employment agreement see “Employment, Consulting and Management Agreements”.

The Company entered into an employment agreement with Mehran Ehsan, the Company’s former CEO, on May 1, 2022 for a base salary of $200,000 per year. The terms of this employment agreement as amended also provide that Mr. Ehsan is eligible for an annual cash bonus of up to 100% of his annual salary, subject to the discretion of the board of directors. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remain the same. For information regarding this employment agreement see “Employment, Consulting and Management Agreements”.

On May 1, 2022, the Company entered into an employment agreement with Gregory Montgomery in connection with Mr. Montgomery’s appointment as the Company’s Chief Financial Officer. This employment agreement provides that Mr. Montgomery will receive an annual base salary of $50,000 and be eligible to receive an annual cash bonus of up to 100% of this annual salary, subject to the discretion of the board of directors. Under the terms of this employment agreement, if Mr. Montgomery’s employment with the Company is terminated without “cause” (as defined in the agreement) he would be entitled to a severance payment equal to two months of his base salary.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as the Company’s independent registered public accounting firm for the year ended September 30, 2023 and 2022. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

Audit and Audit-Related Fees

The following table sets forth the aggregate fees billed by our current independent accountants, Marcum LLP, for professional services rendered in the fiscal years ended September 30, 2023 and 2022.

	2023	2022
Audit Fees (1)	$530,390	$—
Audit-Related Fees (2)	—	—
Tax fees (3)	—	—
All Other Fees (4)	—	—

The following table sets forth the aggregate fees billed by our previous independent accountants, Davidson & Company LLP, for professional services rendered in the fiscal years ended September 30, 2023 and 2022.

	2023	2022
Audit Fees (1)	$—	$97,893
Audit-Related Fees (2)	111,980	—
Tax fees (3)	—	—
All Other Fees (4)	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statements on Form S-1
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

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

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)

3.2	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023).

4.1	Specimen of Share Certificate for Permex Petroleum Corporation’s common shares (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

4.2*	Description of Common Stock

4.3	Form of Incentive Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.1	Form of Registration Rights Agreement between the Company and various purchasers (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.2+	Employment Agreement by and between the Company and Mehran Ehsan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.3+	2017 Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.4+	Executive Employment Agreement by and between the Company and Gregory Montgomery (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 15, 2022)

14.1	Code of Business Conduct and Ethics, (Incorporated by reference filed as an Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on February 13, 2023).

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of MKM Engineering

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2023

99.2*	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2022(Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on February 13, 2023).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

+ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

By:	/s/ Bradley Taillon
Bradley Taillon
President and Chief Executive Officer

Date: July 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Date

/s/ Bradley Taillon	Chief Executive Officer, President and Director (Principal Executive Officer)	July 26, 2024
Bradley Taillon

/s/ Gregory Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	July 26, 2024
Gregory Montgomery

