Form 10-Q
period 2023-12-31
Permex Petroleum Corp
filed 2024-10-21
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41558

Permex Petroleum Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1384682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Post Oak Boulevard, 2 Blvd Place Suite 600
Houston Texas	77056
(Address of principal executive offices)	(Zip Code)

(346) 245-8981

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 18, 2024, there were 551,503 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2023. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2023.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	September 30, 2023

ASSETS
Current assets
Cash	$32,000	$82,736
Trade and other receivables (net of allowance: December 31, 2023 - $nil; September 30, 2023 - $nil)	49,460	78,441
Prepaid expenses and deposits	108,253	127,239
Total current assets	189,713	288,416

Non-current assets
Reclamation deposits	75,000	145,000
Property and equipment, net of accumulated depletion and depreciation	10,339,441	10,361,419
Right of use asset, net	129,961	146,912

Total assets	$10,734,115	$10,941,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$3,744,023	$3,228,327
Loan payable	115,936	125,936
Loan payable – related party	45,000	-
Lease liability – current portion	77,648	77,069
Total current liabilities	3,982,607	3,431,332

Non-current liabilities
Asset retirement obligations	269,365	260,167
Lease liability, less current portion	65,232	81,456
Warrant liability	-	-

Total liabilities	4,317,204	3,772,955

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares* issued and outstanding as of December 31, 2023 and September 30, 2023.	14,947,150	14,947,150
Additional paid-in capital	4,549,431	4,549,431
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(12,952,257)	(12,200,376)

Total stockholders’ equity	6,416,911	7,168,792

Total liabilities and stockholders’ equity	$10,734,115	$10,941,747

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2023	2022

Revenues
Oil and gas sales	$47,651	$213,754
Royalty income	5,464	8,188
Total revenues	53,115	221,942

Operating expenses
Lease operating expense	91,435	292,679
General and administrative	683,683	1,215,106
Depletion and depreciation	21,978	40,196
Accretion on asset retirement obligations	9,198	7,994
Total operating expenses	(806,294)	(1,555,975)

Loss from operations	(753,179)	(1,334,033)

Other income (expense)
Foreign exchange loss	(3,676)	(3,310)
Other income	6,000	6,000
Finance expense	(1,026)	(1,182)
Change in fair value of warrant liability	-	23,334
Total other income (expense)	1,298	24,842

Net loss and comprehensive loss	$(751,881)	$(1,309,191)

Basic and diluted loss per common share	$(1.36)	$(2.71)

Weighted average number of common shares outstanding*	551,503	483,150

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended December 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Net loss	-	-	-	-	(751,881)	(751,881)
Balance, December 31, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,952,257)	$6,416,911

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2022	483,150	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Share-based payments	-	-	175	-	-	175
Net loss	-	-	-	-	(1,309,191)	(1,309,191)

Balance, December 31, 2022	483,150	$14,337,739	$4,513,369	$(127,413)	$(9,569,606)	$9,154,089

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(751,881)	$(1,309,191)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	9,198	7,994
Depletion and depreciation	21,978	40,196
Foreign exchange loss (gain)	3,676	-
Change in fair value of warrant liability	-	(23,334)
Share-based payments	-	175

Changes in operating assets and liabilities:
Trade and other receivables	28,981	(48,252)
Prepaid expenses and deposits	18,986	112,319
Trade and other payables	512,020	514,733
Right of use asset and lease liability	1,306	1,868
Net cash used in operating activities	(155,736)	(703,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	-	(865,048)
Reclamation deposit redemption	70,000	-
Net cash provided by (used in) investing activities	70,000	(865,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable proceeds from related party	45,000	-
Loan payable repayment	(10,000)	-
Convertible debenture repayment	-	(38,291)
Net cash provided by (used in) financing activities	35,000	(38,291)

Change in cash during the period	(50,736)	(1,606,831)

Cash, beginning of the period	82,736	3,300,495

Cash, end of the period	$32,000	$1,693,664

Supplemental cash flow disclosures:
Interest paid	$1,026	$1,182
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Trade and other payables related to property and equipment	$-	$1,270,400

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

1. BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL”. On April 16, 2024, the Company received a cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. Subsequent to December 31, 2023, the Company brought all filings required by the BCSC up to date. On September 6, 2024, the FFCTO was revoked by the BCSC, and the Company’s common shares were reinstated for trading on the CSE effective September 9, 2024.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of the Company’s wholly-owned subsidiary, Permex Petroleum US Corporation. All intercompany balances and transactions have been eliminated.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $12,952,257, has a working capital deficiency of $3,792,894 as of December 31, 2023 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its operation, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company also expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. Subsequent to December 31, 2023, the Company has raised $1,365,000 through the issuance of convertible debentures. These debentures had a maturity date of September 12, 2024 but are currently in default due to the Company’s failure to repay the principal and accrued interest on the maturity date. The Company is currently negotiating a debt restructuring plan with the debenture holders. Additionally, the Company has received subscription proceeds totaling $2,350,000. Management believes that this plan provides an opportunity for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

New accounting standards

On October 1, 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as issued by the FASB, the modified retrospective approach. This update replaces the incurred loss methodology with a forward-looking current expected credit loss (CECL) model for most financial assets measured at amortized cost. The CECL model requires the recognition of credit losses for financial assets based on expected losses rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net loss per share.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Operations.

As of December 31, 2023 and September 30, 2023, receivable from contracts with customers, included in trade and other receivables, were $21,116 and $48,165, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended December 31, 2023	Texas	New Mexico	Total

Crude oil	$29,624	$18,027	$47,651
Natural gas	-	-	-
Revenue from contracts with customers	$29,624	$18,027	$47,651

Three months ended December 31, 2022	Texas	New Mexico	Total

Crude oil	$173,961	$39,512	$213,473
Natural gas	281	-	281
Revenue from contracts with customers	$174,242	$39,512	$213,754

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $43,696 as of December 31, 2023 (September 30, 2023 - $73,021). For the three months ended December 31, 2023 and 2022, the Company had two significant customers that accounted for approximately 100% and 95%, respectively, of our total oil, and natural gas revenues. Two customers represented $16,949 (39%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $5,764. GST recoverable is due from the Canadian Government. Management believes that the Company is not exposed to significant credit risk. During the three months ended December 31, 2023, the Company recognized $9,587 (2022 - $nil) in credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2023	September 30, 2023

Oil and natural gas properties, at cost	$10,501,244	$10,501,244
Less: accumulated depletion	(298,574)	(289,456)
Oil and natural gas properties, net	10,202,670	10,211,788
Other property and equipment, at cost	205,315	205,315
Less: accumulated depreciation	(68,544)	(55,684)
Other property and equipment, net	136,771	149,631
Property and equipment, net	$10,339,441	$10,361,419

Depletion and depreciation expense was $21,978 and $40,196 for the three month periods ended December 31, 2023 and December 31, 2022, respectively.

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	December 31, 2023	September 30, 2023

Right-of-use assets	$129,961	$146,912

Lease liabilities
Balance, beginning of the year	$158,525	$244,906
Addition	-	-
Liability accretion	4,602	24,221
Lease payments	(20,247)	(110,602)
Balance, end of the year	$142,880	$158,525
Current lease liabilities	$77,648	$77,069
Long-term lease liabilities	$65,232	$81,456
Weighted-average remaining lease term (in years)	1.92	2.17
Weighted-average discount rate	12%	12%

The following table presents the Company’s total lease cost.

	Three months ended December 31, 2023	Three months ended December 31, 2022

Operating lease cost	$21,554	$35,398
Variable lease expense	14,947	7,175
Sublease income	-	(10,004)

Net lease cost	$36,501	$32,569

As of December 31, 2023, the Company has one office lease agreement for its office premises for terms ending in November 2025. The maturities of the Company’s operating lease liabilities are as follows:

Year
2024	$61,943
2025	84,664
2026	14,180
Total lease payments	160,787
Less: imputed interest	(17,907)
Total lease liabilities	$142,880

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	December 31, 2023	September 30, 2023

Asset retirement obligations, beginning of the year	$260,167	$236,412
Obligations derecognized	-	(287)
Revisions of estimates	-	(7,934)
Accretion expense	9,198	31,976
	$269,365	$260,167

During the year ended September 30, 2023, the Company had a revision of estimates totaling $7,934 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets. During the year ended September 30, 2023, the Company incurred plugging and abandonment costs of $66,354 and recognized a loss of $66,067 on the settlement.

Reclamation deposits

As of December 31, 2023, the Company held reclamation deposits of $75,000 (September 30, 2023 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests. During the three months ended December 31, 2023, the Company redeemed $70,000 in reclamation deposits.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

8. DEBT

Debenture loan – Related party

During the year ended September 30, 2023, the Company repaid the remaining principal amount of $38,291 (CAD$52,454) on the debenture loan due to the former CEO of the Company. During the years ended September 30, 2023, the Company recorded interest of $1,182.

Loan payable – Related party

During the three months ended December 31, 2023, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms.

Loan payable

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, payable on September 30, 2023. At December 31, 2023, the Company has an outstanding unpaid principal amount of $115,936 (September 30, 2023 - $125,936).

9. RELATED PARTY TRANSACTIONS

i)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was paid off during the three months ended December 31, 2022.

ii)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the three months ended December 31, 2023, the Company incurred management salary of $62,500 (2022 - $62,500), for Mr. Ehsan, with no bonuses incurred in either quarter. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

iii)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the three months ended December 31, 2023, the Company incurred management salary of $12,500 (2022 - $12,500), to the CFO of the Company, with no bonuses incurred in either year.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three month periods ended December 31, 2023 and 2022 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31, 2023	Three months ended December 31, 2022

Net loss	$(751,881)	$(1,309,191)
Weighted average common shares outstanding	551,503	483,150

Basic and diluted loss per share	$(1.36)	$(2.71)

As of December 31, 2023, 16,980 (2022 - 21,146) stock options and 275,353 (2022 - 274,276) warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At December 31, 2023 and September 30, 2023, the Company had 551,503 common shares issued and outstanding after giving effect to the 4:1 reverse stock split effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

There were no share issuance transactions during the three months ended December 31, 2023.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2022	21,146	$53.04
Cancelled	(833)	42.62

Balance, September 30, 2023	20,313	$54.23
Cancelled	(3,333)	59.94
Balance, December 31, 2023	16,980	$53.83

Exercisable at December 31, 2023	16,980	$53.83

The aggregate intrinsic value of options outstanding and exercisable as at December 31, 2023 was $nil (September 30, 2023 - $nil).

The options outstanding as of December 31, 2023 have exercise prices in the range of $9.00 to $90.00 and a weighted average remaining contractual life of 6.43 years.

During the three months ended December 31, 2023 and 2022, the Company recognized share-based payment expense of $nil and $175, respectively, for the portion of stock options that vested during the period.

As December 31, 2023, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
4,480	$90.00	December 4, 2017	December 4, 2027
1,250	$54.00	November 1, 2018	November 1, 2028
1,250	$9.00	March 16, 2020	March 16, 2030
10,000	$43.20	October 6, 2021	October 6, 2031
16,980

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2022	274,276	$48.48
Exercised	(68,353)	11.44
Granted	73,823	18.00

Balance, September 30, 2023	279,746	$39.79
Expired	(4,393)	95.90

Balance, December 31, 2023	275,353	$38.99

As December 31, 2023, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$36.00	September 30, 2021	September 30, 2031
275,353

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

12. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

13. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $455,447 in claims from certain trade vendors for non-payment, of which $446,783 have been accrued as of December 31, 2023. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

14. SUBSEQUENT EVENTS

a)	On February 28, 2024, the Company announced a private placement of convertible debenture units of the Company (the “Units”) for gross proceeds of up to $20,000,000. Each Unit will consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and one common share purchase warrant (a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08. On May 29, 2024, the Company amended the terms of the Units. Each Unit will now consist of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 294 common share purchase warrants (each a “Warrant”). Each Warrant will be exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $4.08 per share. The Debentures will mature (the “Maturity Date”) on the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Debentures. The Debentures will bear simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Debenture is repaid, and have a conversion price of $3.40 per share. Interest will be paid in cash or Shares based on a conversion price of $3.40.

b)	On April 16, 2024, the Company closed the first tranche of the private placement announced on February 28, 2024, consisting of 500 Units for gross proceeds of $500,000. As a result, the Company issued a Debenture with a principal amount of $500,000 and 147,000 Warrants.

c)	On April 16, 2024, the Company received a cease trade order due to failing to file its annual financial statements for fiscal 2023 (the “FFCTO”) from the British Columbia Securities Commission (the “BCSC”) and the trading was halted from the CSE effective April 17, 2024.

d)	On June 5, 2024, the Company was granted a partial revocation of the FFCTO by the BCSC to permit the Company to complete an additional private placement of convertible debenture units for gross proceeds of $865,000.

e)	On June 16, 2024, the Company closed the second tranche of the private placement of convertible debenture units announced on February 28, 2024, consisting of 865 Units for gross proceeds of $865,000. As a result, the Company issued a Debenture with a principal amount of $865,000 and 254,310 Warrants.

f)	The Company entered into an employment agreement with Bradley Taillon, the Company’s CEO, on April 29, 2024. Pursuant to this employment agreement, the Company employs Mr. Taillon to serve as CEO of the Company and to perform such duties and have such authority as may from time to time be assigned by the Company’s Board of Directors. As compensation for the performance of such duties, the Company paid Mr. Taillon a base salary of $250,000, which shall be reviewed by the Company annually. The terms of this employment agreement as amended also provide that Mr. Taillon is eligible for an annual cash bonus of up to 100% of his annual salary. In addition to any annual bonus, Mr. Taillon received a one-time sign-on bonus of $50,000 and is eligible for additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary.

g)	On September 18, 2024, the Company announced a non-brokered private placement of up to 18,635 convertible debenture units of the Company (each, a “Unit”). Each Unit consists of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 523 common share purchase warrants (each, a “Warrant”). Each Warrant is exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $1.91 per share. The Debentures will mature one-year from the date of issuance. The Debentures will bear simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Debenture is repaid. Interest will be paid in cash or Shares based on a conversion price of $1.91 (the “Conversion Price”). As of the date of this quarterly report, the Company has received subscription proceeds totaling $2,350,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this Report under “Cautionary Notice Regarding Forward-Looking Statements” the risks outlined under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2023 and in our other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

The Company’s common shares are listed on the Canadian Securities Exchange under the symbol “OIL”, and on the Frankfurt Stock Exchange under the symbol “75P”. On April 16, 2024, the Company received a failure to file cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. Subsequently, the Company brought all filings required by the BCSC up to date. On September 6, 2024, the FFCTO was revoked by the BCSC, and the Company’s common shares (“Common Shares”) were reinstated for trading on the CSE effective September 9, 2024.

Key activities:

●	On October 23, 2023, the Company effected a 1-for-4 reverse split of the Company’s outstanding common shares.

●	On February 28, 2024, the Company announced the commencement of a private placement of convertible debenture units (the “Initial Units”) of the Company for gross proceeds of up to $20,000,000 (the “Original Private Placement”). Under the terms of the Original Private Placement, each Initial Unit consists of one convertible debenture (an “Initial Unit Debenture”) in the principal amount of $1,000 and one common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one Common Share at an exercise price of $4.08 (the “Initial Unit Warrants”). The maturity date for the Initial Unit Debentures (the “Initial Unit Debenture Maturity Date”) was the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Initial Unit Debentures. The Initial Unit Debentures bore simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Initial Unit Debenture is repaid, and had a conversion price of $3.40 per Common Share. Interest will be paid on the Initial Unit Debenture in cash or Common Shares at the holder’s option based on a conversion price of $3.40. The Initial Unit Debentures will rank senior to all other existing and future indebtedness of the Company and are secured by a general security agreement over certain assets of the Company.

●	On April 16, 2024, the Company announced the closing of the first tranche of the Original Private Placement, consisting of 500 Units for gross proceeds of $500,000.

●	On May 1, 2024, the Company announced the appointment of Bradley Taillon as the President and Chief Executive Officer (“CEO”) of the Company, replacing. Mehran Ehsan, the former President and CEO of the Company, who continued to work with the Company as the Company’s Vice President of Business Development until August 30, 2024.

●	On May 29, 2024, the Company announced that it had applied to the BCSC for a partial revocation of the FFCTO. The Company also announced that all Initial Units previously issued and to be issued in future tranches under the Original Private Placement would consist of one Initial Unit Debenture and 294 Initial Unit Warrants. Pursuant to this amendment, the number of outstanding Initial Unit Warrants issued with the first tranche was increased from 500 to 147,000.

●	On June 18, 2024, the Company announced the closing of the second tranche of the Original Private Placement, consisting of 865 Initial Units for gross proceeds of $865,000. As a result, the Company issued an Initial Unit Debenture with a principal amount of $865,000 and 254,310 Initial Unit Warrants, exercisable for a period of five years at an exercise price of $4.08 per share. The second tranche was conducted pursuant to a partial revocation of the FFCTO which was issued by the BCSC on June 5, 2024. The Company used the proceeds of the second tranche to prepare and file all outstanding financial statements and continuous disclosure records, pay all outstanding related fees and penalties, pay certain outstanding amounts owing pursuant to summary judgments and to continue operations until it could apply for and receive a full revocation of the FFCTO.

●	On June 18, 2024, the Company announced the appointment of Brad Taillon, the Company’s President and Chief Executive Officer, as a director, and that each of Melissa Folz, Barry Whelan, James Perry Bryan and Mehran Ehsan had resigned from the Company’s Board of Directors for personal reasons. Subsequently, on June 26, 2024, the Company announced that each of John Lendrum, and Douglas Urch resigned from the Company’s Board of Directors for personal reasons and on August 27, 2024, the Company announced that Richard Little and Kevin Nanke had been appointed to serve as directors on the Company’s Board of Directors. These changes to the Company’s Board of Directors were a result of resignations by the then current directors for personal reasons, including the time commitment associated with serving as a director on the Company’s Board of Directors, and were not part of any strategic reconstitution and expansion initiative.

●	On August 29, 2024, the Company filed all required outstanding financial statements and continuous disclosure with the CSE.

●	On September 9, 2024, the Company announced the revocation of the FFCTO issued by the BCSC and the reinstatement of trading of its Common Shares on the CSE effective September 9, 2024. The Company also announced the termination of the Original Private Placement and the commencement of a new non-brokered private placement of units (the “Subsequent Units”) of the Company for gross proceeds of up to $18,635,000 (the “Subsequent Private Placement”) and on September 18, 2024, the Company announced a repricing of the Subsequent Private Placement. Under the terms of the Subsequent Private Placement, each Subsequent Unit consists of one convertible debenture (a “Subsequent Unit Debenture”) in the principal amount of $1,000 and originally included 245 common share purchase warrants but were subsequently repriced to include 523 common share purchase warrants (each, a “Subsequent Unit Warrant”). Each Subsequent Unit Warrant is exercisable for a period of five years from the date of issuance for one Common Share and originally had an exercise price of $4.90 per share, but was subsequently repriced so that the Subsequent Unit Warrants now have an exercise price of $1.91 per share. The Subsequent Debentures will mature one-year from the date of issuance. Upon issuance, the Subsequent Unit Debentures are expected to rank pari passu with the Initial Unit Debentures and rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. The Subsequent Debentures originally bore simple interest at a rate of 15% per annum, but such interest rate was subsequently reduced to 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or Common Shares at the holder’s option based on a conversion price of $1.91 per share (the conversion price was originally $4.08, but was subsequently reduced). As of the date of this quarterly report, the Company has received subscription proceeds totaling $2,350,000.

Oil And Gas Properties

Breedlove “B” Clearfork Leases - Texas

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. It is bounded on the north by Dawson County, on the east by Howard County, on the south by Glasscock and Midland Counties, and on the west by Andrews County. There is a total of 25 vertical wells of which 12 of which are producers, 4 are saltwater disposal wells and 9 that are shut-in opportunities. During fiscal 2023, the Company engaged in various operating activities across the Breedlove assets including the completion and production of the Eoff #3 well that was completed in November 2022. The Eoff #3 was put online fully following the build out of production facilities, tank battery, etc. The Eoff #3 was subsequently shut in due to maintenance issues that were deferred due to financing efforts being undertaken by the Company. The Eoff #3 is currently available to resume production potentially as a top recomplete candidate for the Company, pending successful capital raising efforts. The Company is currently evaluating a number of re-entry opportunities across this asset including production optimization of the producing wells as well as the 9 currently shut-in wells. As of September 2024, the Company has resumed production of these assets including limited recompletion activity based on available capital.

Pittcock Leases - Texas

The Pittcock Leases are situated in Stonewall County. Stonewall County is in Northwest Texas, in the central part of the North Central Plains and consists of the Pittcock North property, the Pittcock South property and the Windy Jones Property. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The Pittcock North property covers 320 acres held by production. There is currently one producing well, ten shut-in wells, two saltwater disposal wells, and a water supply well. The Company holds a 100% working interest in the Pittcock North Property and an 81.25% net revenue interest. The Pittcock South property covers 498 acres in four tracts. There are currently 19 shut-in wells and two saltwater disposal wells. The Company holds a 100% working interest in the lease and a 71.90% net revenue interest. The Windy Jones Property consists of 40 acres and includes two injection wells and two suspended oil wells. The sole purpose of the Windy Jones property is to provide waterflood assistance to the offset wells being the Pittcock wells located east boundary of the Windy Jones Property. The Company holds a 100% working interest in the Windy Jones Property and a 78.9% net revenue interest. These assets were shut-in in April 2024 and remain shut in pending successful capital raising of the Company.

Mary Bullard Property - Texas

The Company acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles south west of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There is currently one producing well, four shut-in wells, and two water injection wells. The Company holds a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest. These assets were shut-in in April 2024 and remain shut in pending successful capital raising of the Company.

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

In April 2022, the Company began the re-entry on the West Henshaw well #6-10. The re-entry and re-stimulation involved the West Henshaw property targeting the Grayburg formation at a depth of 2,850 feet. The recompletion was successful and came online at an initial rate of 15 bopd and has stabilized at 10 bopd. Throughout 2023, the Company completed a number of re-entry and basic workover efforts to try and establish more steady production from the West Henshaw assets. These assets were shut-in in April 2024 and remain shut in pending successful capital raising of the Company.

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. The Company has started development and conversion of its undeveloped acreage located in Martin County, Texas. The PPC Eoff #3 well, operated by Permex Petroleum, is the first of two permitted wells to be drilled by the Company on the 7,780 gross acre Breedlove oilfield. Drilling of the first well commenced on September 14, 2022. Management expects to restart its drilling and development program in the fourth quarter of 2024, subject to receipt of additional funding.

An aggregate of 1,609 MBO and 1,277 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2023, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2023. Management currently anticipates spending approximately $0.5 million in capital expenditures towards developing the Company’s proved undeveloped reserves during the 2024 fiscal year, subject to the Company acquiring the necessary financing.

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

The Company currently estimates that the total cost to develop the Company’s probable undeveloped reserves of 9,290.4 MBbl of oil and 10,882.8 Mcf of natural gas as of September 30, 2023 is $134,428,500. The Company expects to finance these capital costs through a combination of joint ventures, farm-in agreements, direct participation programs, one or more offerings of equity, a debt offering or entering into a line of credit, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells. Management does not currently anticipate any capital expenditures towards developing the Company’s probable undeveloped reserves in the next twelve months.

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the three months ended December 31, 2023 and 2022, and the fiscal year ended September 30, 2023 was $71.82/Boe, $80.48/Boe, and $71.45/Boe, respectively.

The Company’s net production quantities by final product sold in the three months ended December 31, 2023 and 2022, and the fiscal year ended September 30, 2023 was 919.94 Boe, 3,622.90 Boe, and 12,979.36 Boe, respectively.

The Company’s average production costs per unit for the three months ended December 31, 2023 and 2022, and the fiscal year ended September 30, 2023, was $99.39/Boe, $80.79/Boe, and $67.76/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Fiscal Year Ended September 30, 2023
Oil/Condensate (Bbl)	920	3,542	11,729
Natural Gas (Mcf)	-	487	7,500

Average Sales Price	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Fiscal Year Ended September 30, 2023
Oil/Condensate ($/Bbl)	71.82	81.50	76.17
Natural Gas ($/Mcf)	-	5.98	4.53

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Fiscal Year Ended September 30, 2023
Oil/Condensate (Bbl)	541	2,611	7,628
Natural Gas (Mcf)	-	487	6,362

Henshaw

Net Production Volumes	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Fiscal Year Ended September 30, 2023
Oil/Condensate (Bbl)	379	765	3,098
Natural Gas (Mcf)	-	-	1,138

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Fiscal Year Ended September 30, 2023
Oil/Condensate (Bbl)	-	167	1,003
Natural Gas (Mcf)	-	-	-

Operating Results

During the three months ended December 31, 2023, the Company reported a net loss of $751,881 as compared to a net loss of $1,309,191 for the three months ended December 31, 2022. The net loss for the first quarter of current fiscal year was mainly attributable to operating expenses of $806,294 compared to operating expenses of $1,559,285 in the same quarter in the previous fiscal year, being partially offset by revenue from oil and gas sales and royalty income of $53,115 compared to $221,942 in the fiscal 2023 quarter.

The Company reported oil and gas sales revenue of $47,651 in the first quarter of the current fiscal year compared with revenue of $213,754 in the same quarter during the last fiscal year. The decrease is due to reduced oil and gas production across all fields, attributed to financial constraints affecting field operations. Net oil-equivalent production by final product sold in the current quarter averaged 10 barrels per day in the current quarter, compared to 39.38 barrels per day in the same quarter of the previous fiscal year.

The lease operating expense for the quarter ended December 31, 2023 were $91,435 compared with $292,679 in the quarter ended December 31, 2022. The decrease in lease operating expense is attributed to reduced production in the current quarter compared to the same quarter in the previous fiscal year. Lease operating expenses exceeded oil and gas sales revenue mainly due to significant maintenance expenses on the West Henshaw wells.

The general and administrative expenses for the three months ended December 31, 2023 were $683,683, a significant decrease from $1,215,106 in the three months ended December 31, 2022. The reduction is mainly due to the decreased property development and corporate activities during the current quarter. Specifically, the variance in the current quarter from the same quarter in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $122,746, which decreased from $319,621 in the first quarter of the previous fiscal year. The decrease was largely due to the delayed start of audit work. A substantial portion of the fees in the current period was related to regulatory compliance work associated with the proposed U.S. uplisting in November 2023.

●	Consulting fees of $33,207 in the current quarter compared to $136,825 in the first quarter of the previous fiscal year. This decrease was primarily attributed to fewer fees paid to contract consultants for geological, project management, and general regulatory and corporate consulting work. The variance was largely due to reduced property development and corporate activities in the current quarter.

●	Legal fees of $188,730 in the current quarter, down from $275,194 in the same quarter of the previous fiscal year. The fees were mainly related to the regulatory work associated with the Company’s proposed uplisting to the NASDAQ in November 2023 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Marketing and promotion expenses of $23,170 in the current quarter compared to $121,502 in the same quarter of the previous fiscal year. The reduction was due to the Company scaling back the marketing activities.

Liquidity and Capital Resources

As at December 31, 2023, the Company had a cash balance of $32,000, a decrease of $50,736 from the cash balance of $82,736 on September 30, 2023. During the three months ended December 31, 2023, cash used in operating activities was $155,736, primarily consisting of accounting, insurance, salary and general office expenses. The Company received $70,000 from reclamation deposit redemption and $45,000 from a related party loan and repaid $10,000 on a third-party loan.

The Company had a working capital deficiency of $3,792,894 as at December 31, 2023 compared to a working capital deficiency of $3,142,916 as at September 30, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management has budgeted approximately $1.5 million in minimum operating expenses and $0.5 million in capital expenditures for the next 12 months, which the Company plans to finance principally from one or more equity financings and/or a line of credit. The purpose of these funds will be to resume full field operations, reduce the working capital deficit, as well as invest in additional oil and gas production activities across the company’s assets. This capital can be adjusted as necessary based on economic or business factors. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to bring our wells to production, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. As of the date of our Quarterly Report on Form 10-Q for the three months ended December 31, 2023, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. Subsequent to December 31, 2023, the Company received $3.715 million in financing proceeds. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the first quarter of fiscal 2024 would have increased by approximately $1,000.

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

A sensitivity analysis of the ARO impact on earnings is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. Favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect.

Related party transactions

(a)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was paid off during the three months ended December 31, 2022.

(b)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the three months ended December 31, 2023, the Company incurred management salary of $62,500 (2022 - $62,500), for Mr. Ehsan, with no bonuses incurred in either quarter. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

(c)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the three months ended December 31, 2023, the Company incurred management salary of $12,500 (2022 - $12,500), to the CFO of the Company, with no bonuses incurred in either year.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1. Atlas Tubular, LLC filed a suit against the Company in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981. This amount is included in the Company’s trade payables as at December 31, 2023. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt.

2. Foundation Energy Services, LLC filed a suit against the Company in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074. This amount is included in the Company’s trade payables as at December 31, 2023. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Panther Fluids Management, LLC filed a suit against the Company in the County Court at Law No. 3, Harris County, Texas, alleging a breach of contract and seeking payment for an outstanding balance of $81,788. This amount is included in the Company’s trade payables as at December 31, 2023. On October 16, 2024, the Company paid $40,000 toward the outstanding balance.

4. Premier Energy Services, LLC filed a suit against the Company in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205. Of this amount, $95,541 is included in the Company’s trade payables as at December 31, 2023. The Company disputes the remaining $8,664 of the claimed damages.

ITEM 1A	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 5	OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: October 18, 2024	By:	/s/ Bradley Taillon
Bradley Taillon
Chief Executive Officer

PERMEX PETROLEUM CORPORATION

Date: October 18, 2024	By:	/s/ Gregory Montgomery
Gregory Montgomery
Chief Financial Officer (Principal Financial and Accounting Officer)

