Form 10-Q
period 2024-03-31
Permex Petroleum Corp
filed 2024-10-21
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023

ASSETS
Current assets
Cash	$4,715	$82,736
Trade and other receivables (net of allowance: March 31, 2024 - $nil; September 30, 2023 - $nil)	18,259	78,441
Prepaid expenses and deposits	63,483	127,239
Total current assets	86,457	288,416

Non-current assets
Reclamation deposits	75,000	145,000
Property and equipment, net of accumulated depletion and depreciation	10,321,465	10,361,419
Right of use asset, net	113,009	146,912

Total assets	$10,595,931	$10,941,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$4,028,521	$3,228,327
Loan payable	115,936	125,936
Loan payable – related party	45,000	-
Lease liability – current portion	78,211	77,069
Total current liabilities	4,267,668	3,431,332

Non-current liabilities
Asset retirement obligations	278,563	260,167
Lease liability, less current portion	48,144	81,456
Warrant liability	-	-

Total liabilities	4,594,375	3,772,955

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares* issued and outstanding as of March 31, 2024 and September 30, 2023.	14,947,150	14,947,150
Additional paid-in capital	4,549,431	4,549,431
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(13,367,612)	(12,200,376)

Total stockholders’ equity	6,001,556	7,168,792

Total liabilities and stockholders’ equity	$10,595,931	$10,941,747

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Revenues
Oil and gas sales	$27,815	$170,989	$75,466	$384,743
Royalty income	3,055	9,649	8,519	17,837
Total revenues	30,870	180,638	83,985	402,580

Operating expenses
Lease operating expense	63,449	234,478	154,884	527,157
General and administrative	361,219	1,010,542	1,044,902	2,225,648
Depletion and depreciation	17,976	42,977	39,954	83,173
Accretion on asset retirement obligations	9,198	7,994	18,396	15,988
Total operating expenses	(451,842)	(1,295,991)	(1,258,136)	(2,851,966)

Loss from operations	(420,972)	(1,115,353)	(1,174,151)	(2,449,386)

Other income (expense)
Interest income	-	-	-	-
Other income	2,000	6,000	8,000	12,000
Foreign exchange gain (loss)	3,617	(1,070)	(59)	(4,380)
Finance expense	-	-	(1,026)	(1,182)
Change in fair value of warrant liability	-	(900)	-	22,434
Total other income (expense)	5,617	4,030	6,915	28,872

Net loss and comprehensive loss	$(415,355)	$(1,111,323)	$(1,167,236)	$(2,420,514)

Basic and diluted loss per common share	$(0.75)	$(2.30)	$(2.12)	$(5.01)

Weighted average number of common shares outstanding*	551,503	483,150	551,503	483,150

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended March 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,952,257)	$6,416,911

Net loss	-	-	-	-	(415,355)	(415,355)
Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2022	483,150	$14,337,739	$4,513,369	$(127,413)	$(9,569,606)	$9,154,089

Share-based payments	-	-	143	-	-	143
Net loss	-	-	-	-	(1,111,323)	(1,111,323)

Balance, March 31, 2023	483,150	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

Six months ended March 31

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Net loss	-	-	-	-	(1,167,236)	(1,167,236)
Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2022	483,150	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(2,420,514)	(2,420,514)

Balance, March 31, 2023	483,150	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31

(UNAUDITED)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,167,236)	$(2,420,514)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	18,396	15,988
Depletion and depreciation	39,954	83,173
Foreign exchange loss (gain)	(59)	-
Change in fair value of warrant liability	-	(22,434)
Share-based payments	-	318

Changes in operating assets and liabilities:
Trade and other receivables	60,182	(18,881)
Prepaid expenses and deposits	63,756	137,877
Trade and other payables	800,253	303,263
Right of use asset and lease liability	1,733	3,581
Net cash used in operating activities	(183,021)	(1,917,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	-	(1,168,209)
Reclamation deposit redemption	70,000	-
Net cash provided by (used in) investing activities	70,000	(1,168,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable proceeds from related party	45,000	-
Loan payable repayment	(10,000)	-
Convertible debenture repayment	-	(38,291)
Net cash provided by (used in) financing activities	35,000	(38,291)

Change in cash during the period	(78,021)	(3,124,129)

Cash, beginning of the period	82,736	3,300,495

Cash, end of the period	$4,715	$176,366

Supplemental cash flow disclosures:
Interest paid	$1,026	$1,182
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Trade and other payables related to property and equipment	$-	$1,443,757

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

1. BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL”. On April 16, 2024, the Company received a cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. Subsequent to March 31, 2024, the Company brought all filings required by the BCSC up to date. On September 6, 2024, the FFCTO was revoked by the BCSC, and the Company’s common shares were reinstated for trading on the CSE effective September 9, 2024.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $13,367,612, has a working capital deficiency of $4,181,211 as of March 31, 2024 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its operation, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company also expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. Subsequent to March 31, 2024, the Company has raised $1,365,000 through the issuance of convertible debentures. These debentures had a maturity date of September 12, 2024 but are currently in default due to the Company’s failure to repay the principal and accrued interest on the maturity date. The Company is currently negotiating a debt restructuring plan with the debenture holders. Additionally, the Company has received subscription proceeds totaling $2,350,000. Management believes that this plan provides an opportunity for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Operations.

As of March 31, 2024 and September 30, 2023, receivable from contracts with customers, included in trade and other receivables, were $12,033 and $48,165, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended March 31, 2024	Texas	New Mexico	Total

Crude oil	$10,233	$17,582	$27,815
Natural gas	-	-	-
Revenue	$10,233	$17,582	$27,815

Three months ended March 31, 2023	Texas	New Mexico	Total

Crude oil	$129,618	$34,543	$164,161
Natural gas	6,828	-	6,828
Revenue	$136,446	$34,543	$170,989

Six months ended March 31, 2024	Texas	New Mexico	Total

Crude oil	$39,857	$35,609	$75,466
Natural gas	-	-	-
Revenue	$39,857	$35,609	$75,466

Six months ended March 31, 2023	Texas	New Mexico	Total

Crude oil	$303,579	$74,055	$377,634
Natural gas	7,109	-	7,109
Revenue	$310,688	$74,055	$384,743

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

The majority of the Company’s receivable balance is concentrated in trade receivables, with a balance of $12,033 as of March 31, 2024 (September 30, 2023 - $73,021). For the six months ended March 31, 2024 and 2023, the Company had two significant customers that accounted for approximately 100% and 91%, respectively, of our total oil, and natural gas revenues. For the three months ended March 31, 2024 and 2023, the Company had two significant customers that accounted for approximately 100% and 85%, respectively, of our total oil, and natural gas revenues. Two customers represented $8,667 (72%) of the trade receivable balance. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $6,226. GST recoverable is due from the Canadian Government. Management believes that the Company is not exposed to significant credit risk. During the six months ended March 31, 2024, the Company recognized $9,587 (2023 - $nil) in credit losses on its receivables. During the three months ended March 31, 2024, the Company recognized $nil (2023 - $nil) in credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	September 30, 2023

Oil and natural gas properties, at cost	$10,501,244	$10,501,244
Less: accumulated depletion	(303,691)	(289,456)
Oil and natural gas properties, net	10,197,553	10,211,788
Other property and equipment, at cost	205,315	205,315
Less: accumulated depreciation	(81,403)	(55,684)
Other property and equipment, net	123,912	149,631
Property and equipment, net	$10,321,465	$10,361,419

Depletion and depreciation expense was $39,954 and $83,173 for the six month periods ended March 31, 2024 and 2023, respectively. Depletion and depreciation expense was $17,976 and $42,977 for the three month periods ended March 31, 2024 and 2023, respectively.

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	March 31, 2024	September 30, 2023

Right-of-use assets	$113,009	$146,912

Lease liabilities
Balance, beginning of the year	$158,525	$244,906
Addition	-	-
Liability accretion	8,724	24,221
Lease payments	(40,894)	(110,602)
Balance, end of the year	$126,355	$158,525
Current lease liabilities	$78,211	$77,069
Long-term lease liabilities	$48,144	$81,456
Weighted-average remaining lease term (in years)	1.67	2.17
Weighted-average discount rate	12%	12%

The following table presents the Company’s total lease cost.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Operating lease cost	$21,073	$29,845	$42,627	$65,243
Variable lease expense	15,489	18,822	30,436	25,997
Sublease income	-	(10,391)	-	(20,395)
Net lease cost	$36,562	$38,276	$73,063	$70,845

As of March 31, 2024, the Company has one office lease agreement for its office premises for terms ending in November 2025. The maturities of the Company’s operating lease liabilities are as follows:

Year
2024	$41,295
2025	84,664
2026	14,180
Total lease payments	140,139
Less: imputed interest	(13,784)
Total lease liabilities	$126,355

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	March 31, 2024	September 30, 2023

Asset retirement obligations, beginning of the year	$260,167	$236,412
Obligations derecognized	-	(287)
Revisions of estimates	-	(7,934)
Accretion expense	18,396	31,976
	$278,563	$260,167

During the year ended September 30, 2023, the Company had a revision of estimates totaling $7,934 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets. During the year ended September 30, 2023, the Company incurred plugging and abandonment costs of $66,354 and recognized a loss of $66,067 on the settlement.

Reclamation deposits

As of March 31, 2024, the Company held reclamation deposits of $75,000 (September 30, 2023 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests. During the six months ended March 31, 2024, the Company redeemed $70,000 in reclamation deposits.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

8. DEBT

Debenture loan – Related party

During the year ended September 30, 2023, the Company repaid the remaining principal amount of $38,291 (CAD$52,454) on the debenture loan due to the former CEO of the Company. During the years ended September 30, 2023, the Company recorded interest of $1,182.

Loan payable – Related party

During the six months ended March 31, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms.

Loan payable

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, payable on September 30, 2023. At March 31, 2024, the Company has an outstanding unpaid principal amount of $115,936 (September 30, 2023 - $125,936).

9. RELATED PARTY TRANSACTIONS

i)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was paid off during the six months ended March 31, 2023.

ii)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the six month ended March 31, 2024, the Company incurred management salary of $125,000 (2023 - $125,000), for Mr. Ehsan, with no bonuses incurred in either period. During the three month ended March 31, 2024, the Company incurred management salary of $62,500 (2023 - $62,500), for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

iii)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the six month ended March 31, 2024, the Company incurred management salary of $25,000 (2023 - $25,000), to the CFO of the Company, with no bonuses incurred in either period. During the three months ended March 31, 2024, the Company incurred management salary of $12,500 (2023 - $12,500).

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and six month periods ended March 31, 2024 and 2023 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Net loss	$(415,355)	$(1,111,323)	$(1,167,236)	$(2,420,514)
Weighted average common shares outstanding	551,503	483,150	551,503	483,150
Basic and diluted loss per share	$(0.75)	$(2.30)	$(2.12)	$(5.01)

For the three and six months ended March 31, 2024, 16,980 stock options and 275,353 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and six months ended March 31, 2023, 21,146 stock options and 274,276 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At March 31, 2024 and September 30, 2023, the Company had 551,503 common shares issued and outstanding after giving effect to the 4:1 reverse stock split effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

There were no share issuance transactions during the three and six months ended March 31, 2024.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2022	21,146	$53.04
Cancelled	(833)	42.62

Balance, September 30, 2023	20,313	$54.23
Cancelled	(3,333)	59.94
Balance, March 31, 2024	16,980	$53.11

Exercisable at March 31, 2024	16,980	$53.11

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2024 was $nil (September 30, 2023 - $nil).

The options outstanding as of March 31, 2024 have exercise prices in the range of $9.00 to $90.00 and a weighted average remaining contractual life of 6.18 years.

During the three and six months ended March 31, 2024, the Company recognized $nil share-based payment expense. During the three and six months ended March 31, 2023, the Company recognized share-based payment expense of $175 and $318, respectively, for the portion of stock options that vested during the period.

As March 31, 2024, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
4,480	$88.80	December 4, 2017	December 4, 2027
1,250	$53.28	November 1, 2018	November 1, 2028
1,250	$8.88	March 16, 2020	March 16, 2030
10,000	$42.62	October 6, 2021	October 6, 2031
16,980

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2022	274,276	$48.48
Exercised	(68,353)	11.44
Granted	73,823	18.00

Balance, September 30, 2023	279,746	$39.79
Expired	(4,393)	95.90

Balance, March 31, 2024	275,353	$38.90

As March 31, 2024, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$35.52	September 30, 2021	September 30, 2031
275,353

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

12. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

13. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company currently has $455,447 in claims from certain trade vendors for non-payment, of which $446,783 have been accrued as of March 31, 2024. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the six months ended March 31, 2024 and 2023, and the fiscal year ended September 30, 2023 was $72.14/Boe, $75.35/Boe, and $71.45/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended March 31, 2024 and 2023 was $72.65/Boe and $69.86/Boe, respectively.

The Company’s net production quantities by final product sold in the six months ended March 31, 2024 and 2023, and the fiscal year ended September 30, 2023 was 1,470.20 Boe, 7,004.20 Boe, and 12,979.36 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended March 31, 2024 and 2023 was 550.26 Boe and 3,381.30 Boe, respectively.

The Company’s average production costs per unit for the six months ended March 31, 2024 and 2023, and the fiscal year ended September 30, 2023, was $105.35/Boe, $75.26/Boe, and $67.76/Boe, respectively. The Company’s average production costs per unit for the three months ended March 31, 2024 and 2023 was $115.31/Boe and $70.70/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Oil/Condensate (Bbl)	550	3,026	1,470	6,567
Natural Gas (Mcf)	-	2,134	-	2,621

Average Sales Price	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Oil/Condensate ($/Bbl)	72.65	73.64	72.14	77.88
Natural Gas ($/Mcf)	-	6.28	-	6.22

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Oil/Condensate (Bbl)	194	1,962	735	4,573
Natural Gas (Mcf)	-	2,134	-	2,621

Henshaw

Net Production Volumes	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Oil/Condensate (Bbl)	356	723	735	1,488
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Oil/Condensate (Bbl)	-	340	-	507
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024, the Company reported a net loss of $415,355 as compared to a net loss of $1,111,323 for the three months ended March 31, 2023 mostly as a result of decreased general and administrative expenses during the second quarter of fiscal 2024 compared to the same quarter in fiscal 2023.

The Company reported oil and gas sales revenue of $27,815 in the second quarter of the current fiscal year compared with revenue of $170,989 in the same quarter during the last fiscal year. The decrease is due to reduced oil and gas production across all fields, attributed to financial constraints affecting field operations. Net oil-equivalent production by final product sold in the current quarter averaged 6.04 barrels per day, compared with 37.57 barrels per day in the same quarter of the previous fiscal year.

The Company’s total operating expenses for the three months ended March 31, 2024 was $451,842 compared to $1,297,061 for the same period in 2023. Lease operating expenses amounted to $63,449, decreased from $234,478 in the comparative period due to decreased production. General and administrative expenses for the three month period ended March 31, 2024 were $361,219, compared to $1,010,542 for the comparable three month period of the prior fiscal year. The main differences in costs include accounting and audit decreased to $21,700 (2023 - $202,557); insurance decreased to $18,805 (2023 - $122,695); marketing and investor relations decreased to $22,363 (2023 - $273,926); and travel decreased to $6,028 (2023 - $66,577). Management scaled back all activities in the current quarter due to tighter financial constraints.

Six Months Ended March 31, 2024 and 2023

During the six months ended March 31, 2024, the Company reported a net loss of $1,167,236 as compared to a net loss of $2,420,514 for the six months ended March 31, 2023. The net loss for the first half of current fiscal year was mainly attributable to operating expenses of $1,258,136 compared to operating expenses of $2,851,966 in the same period in the previous fiscal year, being partially offset by revenue from oil and gas sales and royalty income of $83,985 compared to $402,580 in the fiscal 2023 period.

The Company reported oil and gas sales revenue of $75,466 in the first half of the current fiscal year compared with revenue of $384,743 in the same period during the last fiscal year. The decrease is due to reduced oil and gas production across all fields, attributed to financial constraints affecting field operations. Net oil-equivalent production by final product sold in the current period averaged 8.03 barrels per day, compared with 38.48 barrels per day in the same quarter of the previous fiscal year.

The lease operating expenses for the six months ended March 31, 2024 were $154,884 compared with $527,157 in the six months ended March 31, 2023. The decrease in lease operating expenses is attributed to reduced production in the current period compared to the same period in the previous fiscal year. Lease operating expenses exceeded oil and gas sales revenue mainly due to significant maintenance expenses on the West Henshaw wells.

The general and administrative expenses for the six months ended March 31, 2024 were $1,044,902, compared with $2,225,331 in the six months ended March 31, 2023. The reduction is mainly due to the decreased property development and corporate activities during the current period. Specifically, the variance in the first six months of the current fiscal year from the same period in the previous fiscal year was mainly attributable to:

●	Accounting and audit fees of $144,447, which decreased from $522,178 in the first half of the previous fiscal year. The decrease was largely due to the delayed start of audit work. A substantial portion of the fees in the current period was related to regulatory compliance work associated with the proposed U.S. uplisting in November 2023.

●	Consulting fees of $67,157 in the current period compared to $142,875 in the first half of the previous fiscal year. This decrease was primarily attributed to fewer fees paid to contract consultants for geological, project management, and general regulatory and corporate consulting work. The variance was largely due to reduced property development and corporate activities in the current period.

●	Legal fees of $277,060 in the current period, down from $389,552 in the same period of the previous fiscal year. The legal fees were mainly related to the regulatory work associated with the Company’s proposed uplisting to the NASDAQ in November 2023 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Marketing, investor relations, news and media, and promotion expenses of $104,230 in the current period, compared to $472,432 in the same period of the previous fiscal year. The reduction was due to the Company scaling back marketing and promotion activities.

●

Travel expenses of $25,639 in the current period compared to $99,081 in the same period of the previous fiscal year. The reduction was due to reduced travel by management for marketing and promotion activities.

Liquidity and Capital Resources

As at March 31, 2024, the Company had a cash balance of $4,715, a decrease of $78,021 from the cash balance of $82,736 on September 30, 2023. During the six months ended March 31, 2024, cash used in operating activities was $183,021, primarily consisting of accounting, insurance, salary and general office expenses. The Company received $70,000 from reclamation deposit redemption and $45,000 from a related party loan and repaid $10,000 on a third-party loan.

The Company had a working capital deficiency of $4,181,211 as at March 31, 2024 compared to a working capital deficiency of $3,142,916 as at September 30, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. As of the date of our Quarterly Report on Form 10-Q for the six months ended March 31, 2024, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. Subsequent to March 31, 2024, the Company received $3.715 million in financing proceeds. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the 2024 period would have increased by approximately $1,600.

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

Related party transactions

(a)	The convertible debenture loan from the CEO of the Company mentioned in Note 8 was paid off during the six months ended March 31, 2023.

(b)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the six month ended March 31, 2024, the Company incurred management salary of $125,000 (2023 - $125,000), for Mr. Ehsan, with no bonuses incurred in either quarter. During the six month ended March 31, 2024, the Company incurred management salary of $62,500 (2023 - $62,500), for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

(c)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the six month ended March 31, 2024, the Company incurred management salary of $25,000 (2023 - $25,000), to the CFO of the Company, with no bonuses incurred in either year. During the three months ended March 31, 2024, the Company incurred management salary of $12,500 (2023 - $12,500).

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1. Atlas Tubular, LLC filed a suit against the Company in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981. This amount is included in the Company’s trade payables as at March 31, 2024. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt.

2. Foundation Energy Services, LLC filed a suit against the Company in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074. This amount is included in the Company’s trade payables as at March 31, 2024. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Panther Fluids Management, LLC filed a suit against the Company in the County Court at Law No. 3, Harris County, Texas, alleging a breach of contract and seeking payment for an outstanding balance of $81,788. This amount is included in the Company’s trade payables as at March 31, 2024. On October 16, 2024, the Company paid $40,000 toward the outstanding balance.

4. Premier Energy Services, LLC filed a suit against the Company in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205. Of this amount, $95,541 is included in the Company’s trade payables as at March 31, 2024. The Company disputes the remaining $8,664 of the claimed damages.

ITEM 1A	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 5	OTHER INFORMATION

During the six months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

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

