Form 10-Q
period 2024-06-30
Permex Petroleum Corp
filed 2024-10-22
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of October 22, 2024, there were 551,503 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	September 30, 2023

ASSETS
Current assets
Cash	$428,385	$82,736
Trade and other receivables (net of allowance: June 30, 2024 - $nil; September 30, 2023 - $nil)	20,126	78,441
Prepaid expenses and deposits	101,389	127,239
Total current assets	549,900	288,416

Non-current assets
Reclamation deposits	75,000	145,000
Property and equipment, net of accumulated depletion and depreciation	10,306,590	10,361,419
Right of use asset, net	96,058	146,912

Total assets	$11,027,548	$10,941,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$3,774,392	$3,228,327
Loans payable	160,936	125,936
Convertible debentures	1,016,444	-
Lease liability – current portion	78,791	77,069
Total current liabilities	5,030,563	3,431,332

Non-current liabilities
Asset retirement obligations	287,761	260,167
Lease liability, less current portion	30,538	81,456

Total liabilities	5,348,862	3,772,955

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares* issued and outstanding as of June 30, 2024 and September 30, 2023.	14,947,150	14,947,150
Additional paid-in capital	5,475,316	4,549,431
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(14,616,367)	(12,200,376)

Total stockholders’ equity	5,678,686	7,168,792

Total liabilities and stockholders’ equity	$11,027,548	$10,941,747

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Revenues
Oil and gas sales	$-	$156,716	$75,466	$541,459
Royalty income	2,671	303	11,190	18,140
Total revenues	2,671	157,019	86,656	559,599

Operating expenses
Lease operating expense	10,421	235,511	165,305	762,668
General and administrative	629,836	788,659	1,674,738	3,014,307
Depletion and depreciation	14,875	37,286	54,829	120,459
Accretion on asset retirement obligations	9,198	7,994	27,594	23,982
Total operating expenses	(664,330)	(1,069,450)	(1,922,466)	(3,921,416)

Loss from operations	(661,659)	(912,431)	(1,835,810)	(3,361,817)

Other income (expense)
Interest income	-	108	-	108
Other income	-	6,000	8,000	18,000
Foreign exchange gain (loss)	5,146	(3,310)	5,087	(7,690)
Interest and debt expense	(97,191)	(1,026)	(98,217)	(2,208)
Loss on debt extinguishment	(495,051)	-	(495,051)	-
Gain on settlement of warrant liability	-	930	-	930
Change in fair value of warrant liability	-	136	-	22,570
Total other income (expense)	(587,096)	2,838	(580,181)	31,710

Net loss and comprehensive loss	$(1,248,755)	$(909,593)	$(2,415,991)	$(3,330,107)
Deemed dividend arising from warrant modification	-	(543,234)	-	(543,234)
Net loss attributable to common stockholders	$(1,248,755)	$(1,452,827)	$(2,415,991)	$(3,873,341)

Basic and diluted loss per common share	$(2.26)	$(2.96)	$(4.38)	$(7.97)

Weighted average number of common shares outstanding*	551,503	491,036	551,503	485,779

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

Warrants issued in private placement	-	-	431,666	-	-	431,666
Warrants issued for debt amendment	-	-	494,219	-	-	494,219
Net loss	-	-	-	-	(1,248,755)	(1,248,755)
Balance, June 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(14,616,367)	$5,678,686

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, March 31, 2023	483,150	$14,337,739	$4,513,512	$(127,413)	$(10,680,929)	$8,042,909

Exercise of warrants	68,353	781,953	-	-	-	781,953
Share issuance costs	-	(129,780)	35,919	-	-	(93,861)
Deemed dividend arising from warrant modification	-	-	543,234	-	-	543,234
Warrant modification	-	-	(543,234)	-	-	(543,234)
Net loss	-	-	-	-	(909,593)	(909,593)

Balance, June 30, 2023	551,503	$14,989,912	$4,549,431	$(127,413)	$(11,590,522)	$7,821,408

Nine months ended June 30

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Warrants issued in private placement	-	-	431,666	-	-	431,666
Warrants issued for debt amendment	-	-	494,219	-	-	494,219
Net loss	-	-	-	-	(2,415,991)	(2,415,991)
Balance, June 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(14,616,367)	$5,678,686

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2022	483,150	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Exercise of warrants	68,353	781,953	-	-	-	781,953
Share issuance costs	-	(129,780)	35,919	-	-	(93,861)
Deemed dividend arising from warrant modification	-	-	543,234	-	-	543,234
Warrant modification	-	-	(543,234)	-	-	(543,234)
Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(3,330,107)	(3,330,107)

Balance, June 30, 2023	551,503	$14,989,912	$4,549,431	$(127,413)	$(11,590,522)	$7,821,408

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split (Note 1).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30

(UNAUDITED)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,415,991)	$(3,330,107)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	27,594	23,982
Depletion and depreciation	54,829	120,459
Foreign exchange loss (gain)	(5,087)	-
Amortization of debt discount	82,278	-
Loss on debt extinguishment	495,051	-
Gain on settlement of warrant liability	-	(930)
Change in fair value of warrant liability	-	(22,570)
Share-based payments	-	318

Changes in operating assets and liabilities:
Trade and other receivables	58,315	40,599
Prepaid expenses and deposits	25,850	180,877
Trade and other payables	551,152	1,045,347
Right of use asset and lease liability	1,658	5,819
Net cash used in operating activities	(1,124,351)	(1,936,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property and equipment	-	(1,249,704)
Reclamation deposit redemption	70,000	-
Net cash provided by (used in) investing activities	70,000	(1,249,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture financing	1,365,000	-
Proceeds from exercise of warrants	-	781,953
Share issuance costs	-	(93,861)
Loan payable proceeds	45,000	-
Loan payable repayment	(10,000)	-
Debenture repayment	-	(38,291)
Net cash provided by financing activities	1,400,000	649,801

Change in cash during the period	345,649	(2,536,109)

Cash, beginning of the period	82,736	3,300,495

Cash, end of the period	$428,385	$764,386

Supplemental cash flow disclosures:
Interest paid	$1,026	$1,182
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with exercise of warrants	$-	$579,153
Share purchase warrants issued in connection with debt issuance	$431,666	$-
Trade and other payables related to property and equipment	$-	$1,459,667

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

1.	BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL”. On April 16, 2024, the Company received a cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. Subsequent to June 30, 2024, the Company brought all filings required by the BCSC up to date. On September 6, 2024, the FFCTO was revoked by the BCSC, and the Company’s common shares were reinstated for trading on the CSE effective September 9, 2024.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

2.	Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $14,616,367, has a working capital deficiency of $4,480,663 as of June 30, 2024 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its operation, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. During the quarter ended June 30, 2024, the Company raised $1,365,000 through the issuance of convertible debentures. These debentures had a maturity date of September 12, 2024 but are currently in default due to the Company’s failure to repay the principal and accrued interest on the maturity date. The Company is currently negotiating a debt restructuring plan with the debenture holders. Subsequent to June 30, 2024, the Company received $2,400,000 in subscription proceeds through additional debt financing. Management believes that this plan provides an opportunity for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which becomes effective for fiscal years beginning after December 15, 2024. This update requires public entities to disclose significant expenses for reportable segments in both interim and in annual reporting periods, while entities with only a single reportable segment must now provide all segment disclosures required both in ASC 280 and under the amendments in ASU 2023-07. The Company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

3.	REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Operations.

As of June 30, 2024 and September 30, 2023, receivable from contracts with customers, included in trade and other receivables, were $2,983 and $48,165, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended June 30, 2024	Texas	New Mexico	Total

Crude oil	$-	$-	$-
Natural gas	-	-	-
Revenue	$-	$-	$-

Three months ended June 30, 2023	Texas	New Mexico	Total

Crude oil	$113,471	$42,230	$155,701
Natural gas	1,015	-	1,015
Revenue	$114,486	$42,230	$156,716

Nine months ended June 30, 2024	Texas	New Mexico	Total

Crude oil	$39,857	$35,609	$75,466
Natural gas	-	-	-
Revenue	$39,857	$35,609	$75,466

Nine months ended June 30, 2023	Texas	New Mexico	Total

Crude oil	$417,050	$116,285	$533,335
Natural gas	8,124	-	8,124
Revenue	$425,174	$116,285	$541,459

4.	CONCENTRATION OF CREDIT RISK

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

Trade receivables included in the Company’s receivable balance are $6,164 as of June 30, 2024 (September 30, 2023 - $73,021). For the nine months ended June 30, 2024 and 2023, the Company had two significant customers that accounted for approximately 100% and 92%, respectively, of our total oil and natural gas revenues. For the three months ended June 30, 2024 and 2023, the Company had two significant customers that accounted for approximately nil% and 93%, respectively, of our total oil, and natural gas revenues. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $13,962. GST recoverable is due from the Canadian Government. Management believes that the Company is not exposed to significant credit risk. During the nine months ended June 30, 2024, the Company recognized $9,587 (2023 - $nil) in credit losses on its receivables. During the three months ended June 30, 2024, the Company recognized $nil (2023 - $nil) in credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	September 30, 2023

Oil and natural gas properties, at cost	$10,501,244	$10,501,244
Less: accumulated depletion	(305,706)	(289,456)
Oil and natural gas properties, net	10,195,538	10,211,788
Other property and equipment, at cost	205,315	205,315
Less: accumulated depreciation	(94,263)	(55,684)
Other property and equipment, net	111,052	149,631
Property and equipment, net	$10,306,590	$10,361,419

Depletion and depreciation expense was $54,829 and $120,459 for the nine month periods ended June 30, 2024 and 2023, respectively. Depletion and depreciation expense was $14,875 and $37,286 for the three month periods ended June 30, 2024 and 2023, respectively.

6.	LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	June 30, 2024	September 30, 2023

Right-of-use assets	$96,058	$146,912

Lease liabilities
Balance, beginning of the year	$158,525	$244,906
Addition	-	-
Liability accretion	12,346	24,221
Lease payments	(61,542)	(110,602)
Balance, end of the year	$109,329	$158,525
Current lease liabilities	$78,791	$77,069
Long-term lease liabilities	$30,538	$81,456
Weighted-average remaining lease term (in years)	1.42	2.17
Weighted-average discount rate	12%	12%

The following table presents the Company’s total lease cost.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Operating lease cost	$20,573	$27,704	$63,200	$92,947
Variable lease expense	15,469	22,516	45,905	48,513
Sublease income	-	(12,367)	-	(32,762)
Net lease cost	$36,042	$37,853	$109,105	$108,698

As of June 30, 2024, the Company has one office lease agreement for its office premises for terms ending in November 2025. The maturities of the Company’s operating lease liabilities are as follows:

Year
2024	$20,648
2025	84,664
2026	14,180
Total lease payments	119,492
Less: imputed interest	(10,163)
Total lease liabilities	$109,329

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

7.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	June 30, 2024	September 30, 2023

Asset retirement obligations, beginning of the year	$260,167	$236,412
Obligations derecognized	-	(287)
Revisions of estimates	-	(7,934)
Accretion expense	27,594	31,976
	$287,761	$260,167

During the year ended September 30, 2023, the Company had a revision of estimates totaling $7,934 primarily due to changes in future cost estimates and retirement dates for its oil and gas assets. During the year ended September 30, 2023, the Company incurred plugging and abandonment costs of $66,354 and recognized a loss of $66,067 on the settlement.

Reclamation deposits

As of June 30, 2024, the Company held reclamation deposits of $75,000 (September 30, 2023 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests. During the nine months ended June 30, 2024, the Company redeemed $70,000 in reclamation deposits.

8.	DEBT

Convertible debentures

During the three months ended June 30, 2024, the Company completed private placement financings of 1,365 convertible debenture units (each a “Unit”) for gross proceeds of $1,365,000. Each Unit is comprised of one senior secured convertible debenture in the principal amount of $1,000 and 294 common share purchase warrants as amended. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $4.08 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $1,365,000 and 401,310 Warrants.

Of the 1,365 Units issued, 500 Units were originally comprised of one secured convertible debenture in the principal amount of $1,000 and 1 common share purchase warrant. The number of warrants issued with these Units was subsequently modified to 294 warrants per Unit. No other terms of the debt or warrant were modified. This modification was assessed as a debt extinguishment. A loss of $495,051 was recognized, consisting of $494,219 representing the fair value of the amended warrants determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.41%, an expected life of 5 years, annualized volatility of 128.69% and a dividend rate of 0%) and an unamortized discount of $832 on the original warrants.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

8.	DEBT (cont’d…)

Convertible debentures (cont’d…)

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.41%, an expected life of 5 years, annualized volatility of 128.69% and a dividend rate of 0%). $431,666 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount, which is being amortized over the term of the debt. The remaining debt discount as of June 30, 2024 is $348,556.

The Convertible Debentures will mature on the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Debentures. The Convertible Debentures are secured by the Company’s assets, bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the Convertible Debenture is repaid, and are convertible into common shares of the Company at a conversion price of $3.40 per share. Interest will be paid in cash or Shares based on a conversion price of $3.40.

As June 30, 2024, the following Convertible Debentures were outstanding:

Principal Amount	Interest rate	Maturity Date
500,000	10%	July 12, 2024 (subsequently extended to September 12, 2024)
865,000	10%	September 12, 2024
1,365,000

These Convertible Debentures are currently in default due to the Company’s failure to repay the principal and accrued interest on the maturity date. As of the date of this report, the aggregate amount due under these Convertible Debentures, including accrued interest is $1,421,829. The Company is currently negotiating a debt restructuring plan with the debenture holders.

Loans payable

During the nine months ended June 30, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms.

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, payable on September 30. 2023. At June 30, 2024, the Company has an outstanding unpaid principal amount of $115,936 (September 30, 2023 - $125,936).

Debenture loan – Related party

During the year ended September 30, 2023, the Company repaid the remaining principal amount of $38,291 (CAD$52,454) on the debenture loan due to the former CEO of the Company. During the years ended September 30, 2023, the Company recorded interest of $1,182.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

i)	The Company entered into an employment agreement with Bradley Taillon, the Company’s CEO, on April 29, 2024, for an annual base salary of base salary of $250,000, which shall be reviewed by the Company annually. Subject to the discretion of the board of directors, Mr. Taillon is also eligible on an annual basis for a cash bonus of up to 100% of annual salary and additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. During the three and nine months ended June 30, 2024, the Company incurred management salary of $59,812 and a one-time sign-on bonus of $50,000 for Mr. Taillon.

ii)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the nine months ended June 30, 2024, the Company incurred management salary of $187,500 (2023 - $187,500), for Mr. Ehsan, with no bonuses incurred in either period. During the three months ended June 30, 2024, the Company incurred management salary of $62,500 (2023 - $62,500), for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. Subsequent to June 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

iii)

On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the nine months ended June 30, 2024, the Company incurred management salary of $37,500 (2023 - $37,500), to the CFO of the Company, with no bonuses incurred in either period. During the three months ended June 30, 2024, the Company incurred management salary of $12,500 (2023 - $12,500).

iv)	The convertible debenture loan from the former CEO of the Company mentioned in Note 8 was paid off during the nine months ended June 30, 2023.

10.	LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and nine month periods ended June 30, 2024 and 2023 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Net loss	$(1,248,755)	$(1,452,827)	$(2,415,991)	$(3,873,341)
Weighted average common shares outstanding	551,503	491,036	551,503	485,779
Basic and diluted loss per share	$(2.26)	$(2.96)	$(4.38)	$(7.97)

For the three and nine months ended June 30, 2024, 16,980 stock options and 676,663 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and nine months ended June 30, 2023, 20,313 stock options and 279,746 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

11.	EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At June 30, 2024 and September 30, 2023, the Company had 551,503 common shares issued and outstanding after giving effect to the 4:1 reverse stock split effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

There were no share issuance transactions during the three and nine months ended June 30, 2024.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

11.	EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2022	21,146	$53.04
Cancelled	(833)	42.62

Balance, September 30, 2023	20,313	$54.23
Cancelled	(3,333)	59.94
Balance, June 30, 2024	16,980	$53.11

Exercisable at June 30, 2024	16,980	$53.11

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $nil (September 30, 2023 - $nil).

The options outstanding as of June 30, 2024 have exercise prices in the range of $8.88 to $88.80 and a weighted average remaining contractual life of 5.93 years.

During the three and nine months ended June 30, 2024, the Company recognized $nil share-based payment expense. During the three and nine months ended June 30, 2023, the Company recognized share-based payment expense of $nil and $318, respectively, for the portion of stock options that vested during the period.

As June 30, 2024, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
4,480	$88.88	December 4, 2017	December 4, 2027
1,250	$53.28	November 1, 2018	November 1, 2028
1,250	$8.88	March 16, 2020	March 16, 2030
10,000	$42.62	October 6, 2021	October 6, 2031
16,980

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

11.	EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2022	274,276	$48.48
Exercised	(68,353)	11.44
Granted	73,823	18.00

Balance, September 30, 2023	279,746	$39.79
Granted	401,310	4.08
Expired	(4,393)	95.90

Balance, June 30, 2024	676,663	$18.25

As June 30, 2024, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
147,000	$4.08	April 16, 2024	April 16, 2029
254,310	$4.08	June 12, 2024	June 12, 2029
52,083	$35.52	September 30, 2021	September 30, 2031
676,663

PERMEX PETROLEUM CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

12.	SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

13.	CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $455,447 in claims from certain trade vendors for non-payment, of which $446,783 have been accrued as of June 30, 2024. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

14.	SUBSEQUENT EVENT

Subsequent to June 30, 2024, the Company announced a non-brokered private placement of up to 18,635 convertible debenture units of the Company (each, a “Unit”). Each Unit consists of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 523 common share purchase warrants (each, a “Warrant”). Each Warrant is exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $1.91 per share. The Debentures will mature one-year from the date of issuance. The Debentures will bear simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Debenture is repaid. Interest will be paid in cash or Shares based on a conversion price of $1.91 (the “Conversion Price”). As of the date of this quarterly report, the Company has received subscription proceeds totaling $2,400,000.

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

Company Overview

The Company was incorporated on April 24, 2017 under the laws of British Columbia, Canada. The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties on private, state and federal land in the United States, primarily in the Permian Basin which includes the Midland Basin and Delaware Basin. The Company focuses on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, the Company owns and operates various oil and gas properties located in Texas and New Mexico. In addition, the Company holds various royalty interests in 73 wells and 5 permitted wells across 3,800 acres within the Permian Basin of West Texas and southeast New Mexico. Moreover, the Company has more than 11,700 net acres of producing oil and gas assets, 62 shut-in opportunities, and 17 saltwater disposal wells allowing for waterflood secondary recovery.

The Company’s common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol “OIL”, and on the Frankfurt Stock Exchange under the symbol “75P”. On April 16, 2024, the Company received a failure to file cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to its failure to file the annual financial statements for fiscal 2023 and quarterly reports for fiscal 2024. The trading was halted on the CSE effective April 17, 2024. Subsequently, the Company brought all filings required by the BCSC up to date. On September 6, 2024, the FFCTO was revoked by the BCSC, and the Company’s common shares (“Common Shares”) were reinstated for trading on the CSE effective September 9, 2024.

Key activities:

●	On October 23, 2023, the Company effected a 1-for-4 reverse split of the Company’s outstanding common shares.

●	On February 28, 2024, the Company announced the commencement of a private placement of convertible debenture units (the “Initial Units”) of the Company for gross proceeds of up to $20,000,000 (the “Original Private Placement”). Under the terms of the Original Private Placement, each Initial Unit consists of one convertible debenture (an “Initial Unit Debenture”) in the principal amount of $1,000 and one common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one Common Share at an exercise price of $4.08 (the “Initial Unit Warrants”). The maturity date for the Initial Unit Debentures (the “Initial Unit Debenture Maturity Date”) was the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Initial Unit Debentures. The Initial Unit Debentures bore simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Initial Unit Debenture is repaid, and had a conversion price of $3.40 per Common Share. Interest will be paid on the Initial Unit Debenture in cash or Common Shares at the holder’s option based on a conversion price of $3.40. The Initial Unit Debentures will rank senior to all other existing and future indebtedness of the Company and are secured by a general security agreement over certain assets of the Company.

●	On April 16, 2024, the Company announced the closing of the first tranche of the Original Private Placement, consisting of 500 Units for gross proceeds of $500,000.

●	On May 1, 2024, the Company announced the appointment of Bradley Taillon as the President and Chief Executive Officer (“CEO”) of the Company, replacing. Mehran Ehsan, the former President and CEO of the Company, who continued to work with the Company as the Company’s Vice President of Business Development until August 30, 2024.

●	On May 29, 2024, the Company announced that it had applied to the BCSC for a partial revocation of the FFCTO. The Company also announced that all Initial Units previously issued and to be issued in future tranches under the Original Private Placement would consist of one Initial Unit Debenture and 294 Initial Unit Warrants. Pursuant to this amendment, the number of outstanding Initial Unit Warrants issued with the first tranche was increased from 500 to 147,000.

●	On June 18, 2024, the Company announced the closing of the second tranche of the Original Private Placement, consisting of 865 Initial Units for gross proceeds of $865,000. As a result, the Company issued an Initial Unit Debenture with a principal amount of $865,000 and 254,310 Initial Unit Warrants, exercisable for a period of five years at an exercise price of $4.08 per share. The second tranche was conducted pursuant to a partial revocation of the FFCTO which was issued by the BCSC on June 5, 2024. The Company used the proceeds of the second tranche to prepare and file all outstanding financial statements and continuous disclosure records, pay all outstanding related fees and penalties, pay certain outstanding amounts owing pursuant to summary judgments and to continue operations until it could apply for and receive a full revocation of the FFCTO.

●	On June 18, 2024, the Company announced the appointment of Brad Taillon, the Company’s President and Chief Executive Officer, as a director, and that each of Melissa Folz, Barry Whelan, James Perry Bryan and Mehran Ehsan had resigned from the Company’s Board of Directors for personal reasons. Subsequently, on June 26, 2024, the Company announced that each of John Lendrum, and Douglas Urch resigned from the Company’s Board of Directors for personal reasons and on August 27, 2024, the Company announced that Richard Little and Kevin Nanke had been appointed to serve as directors on the Company’s Board of Directors. These changes to the Company’s Board of Directors were a result of resignations by the then current directors for personal reasons, including the time commitment associated with serving as a director on the Company’s Board of Directors, and were not part of any strategic reconstitution and expansion initiative.

●	On August 29, 2024, the Company filed all required outstanding financial statements and continuous disclosure with the CSE.

●	On September 9, 2024, the Company announced the revocation of the FFCTO issued by the BCSC and the reinstatement of trading of its Common Shares on the CSE effective September 9, 2024. The Company also announced the termination of the Original Private Placement and the commencement of a new non-brokered private placement of units (the “Subsequent Units”) of the Company for gross proceeds of up to $18,635,000 (the “Subsequent Private Placement”) and on September 18, 2024, the Company announced a repricing of the Subsequent Private Placement. Under the terms of the Subsequent Private Placement, each Subsequent Unit consists of one convertible debenture (a “Subsequent Unit Debenture”) in the principal amount of $1,000 and originally included 245 common share purchase warrants but were subsequently repriced to include 523 common share purchase warrants (each, a “Subsequent Unit Warrant”). Each Subsequent Unit Warrant is exercisable for a period of five years from the date of issuance for one Common Share and originally had an exercise price of $4.90 per share, but was subsequently repriced so that the Subsequent Unit Warrants now have an exercise price of $1.91 per share. The Subsequent Debentures will mature one-year from the date of issuance. Upon issuance, the Subsequent Unit Debentures are expected to rank pari passu with the Initial Unit Debentures and rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. The Subsequent Debentures originally bore simple interest at a rate of 15% per annum, but such interest rate was subsequently reduced to 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or Common Shares at the holder’s option based on a conversion price of $1.91 per share (the conversion price was originally $4.08, but was subsequently reduced). As of the date of this quarterly report, the Company has received subscription proceeds totaling $2,400,000.

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

Mary Bullard Property - Texas

The Company acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles southwest of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There is currently one producing well, four shut-in wells, and two water injection wells. The Company holds a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest. These assets were shut-in in April 2024 and remain shut in pending successful capital raising of the Company.

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the nine months ended June 30, 2024 and 2023, and the fiscal year ended September 30, 2023 was $72.14/Boe, $72.59/Boe, and $71.45/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended June 30, 2024 and 2023 was $nil/Boe and $66.91/Boe, respectively.

The Company’s net production quantities by final product sold in the nine months ended June 30, 2024 and 2023, and the fiscal year ended September 30, 2023 was 1,470.20 Boe, 10,260.71 Boe, and 12,979.36 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended June 30, 2024 and 2023 was nil Boe and 3,258.07 Boe, respectively.

The Company’s average production costs per unit for the nine months ended June 30, 2024 and 2023, and the fiscal year ended September 30, 2023, was $112.44/Boe, $74.33/Boe, and $67.76/Boe, respectively. The Company’s average production costs per unit for the three months ended June 30, 2024 and 2023 was $nil/Boe and $72.29/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Oil/Condensate (Bbl)	-	3,022	1,470	9,589
Natural Gas (Mcf)	-	1,418	-	4,030

Average Sales Price	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Oil/Condensate ($/Bbl)	-	70.29	72.14	75.49
Natural Gas ($/Mcf)	-	3.95	-	5.20

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Oil/Condensate (Bbl)	-	1,961	735	6,534
Natural Gas (Mcf)	-	1,418	-	4,030

Henshaw

Net Production Volumes	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Oil/Condensate (Bbl)	-	898	735	2,385
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Oil/Condensate (Bbl)	-	163	-	670
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended June 30, 2024 and 2023

During the three months ended June 30, 2024, the Company reported a net loss of $1,248,755, compared to a net loss of $909,593 for the same quarter in 2023. The increase in loss in 2024 was mostly as a result of lower revenue and higher other expenses, which more than offset the reduction in operating expenses during the third quarter of fiscal 2024. The Company reported interest and debt expenses of $97,191 (2023 - $1,026) related to debenture loans issued during the 2024 quarter and a loss on debt extinguishment of $495,051 (2023 - $nil) due to the modification of the number of warrants issued with a debenture loan.

The Company reported oil and gas sales revenue of $nil in the third quarter of the current fiscal year compared to $156,716 in the same quarter of the previous fiscal year. The decrease in revenue is due to the shutdown of oil and gas production across all fields, resulting from financial constraints that impacted field operations. Net oil-equivalent production by final product sold in the current quarter was nil, compared to 35.80 barrels per day in the same quarter of last year.

The Company’s total operating expenses for the three months ended June 30, 2024 was $664,330 compared to $1,069,450 for the same period in 2023. Lease operating expenses decreased to $10,421 from $235,511 in the comparative period due to the production shutdown. General and administrative expenses for the three month period ended June 30, 2024 were $629,836, compared to $788,659 for the same quarter in the prior fiscal year. The decrease in accounting, audit and legal fees is attributable to a reduction in overall activity. Investor relations and marketing expenses also decreased as management scaled back these efforts. However, consulting fees increased as the Company engaged a consultant for merger and acquisition activities. Additionally, salaries rose due to the appointment of a new CEO during the quarter, with an annual salary of $250,000 and a one-time sign-on bonus of $50,000.

General and administrative expenses

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Accounting and audit	$103,250	$174,931	$247,697	$697,109
Consulting	80,550	29,823	147,707	172,698
Filing and transfer agent	10,047	15,002	40,212	64,305
Insurance	69,497	45,316	131,139	190,556
Investor relations	4,631	72,816	73,145	245,841
Legal fees	72,051	156,359	349,111	545,911
Marketing and promotion	9,360	88,643	45,076	388,050
Office and miscellaneous	26,011	22,745	110,157	138,968
Rent	36,042	37,853	109,106	108,697
Salaries and benefits	214,376	112,339	391,728	329,940
Share-based payments	-	-	-	318
Travel	4,021	32,832	29,660	131,914
	$629,836	$788,659	$1,674,738	$3,014,307

Nine Months Ended June 30, 2024 and 2023

During the nine months ended June 30, 2024, the Company reported a net loss of $2,415,991 compared to a net loss of $3,330,107 for the same period in 2023. The net loss for the first nine months of current fiscal year was mainly attributable to operating expenses of $1,922,466 compared to operating expenses of $3,921,416 in the prior year, and other expenses of $580,181, compared to other income of $31,710 in 2023. These losses were partially offset by revenue from oil and gas sales and royalty income of $86,656, compared to $559,599 in the same period of fiscal 2023. Other expense for the 2024 period mainly consists of interest and debt expenses of $98,217 (2023 - $2,208) related to debenture loans issued during the 2024 period and a non-cash loss on debt extinguishment of $495,051 (2023 - $nil) due to the modification of the number of warrants issued with a debenture loan.

The Company reported oil and gas sales revenue of $75,466 in the first nine months of the current fiscal year compared to $541,459 in the same period last year. The decrease was due to reduced oil and gas production across all fields, resulting from financial constraints that impacted field operations. Net oil-equivalent production by final product sold in the current period averaged 5.39 barrels per day, compared with 37.59 barrels per day in the same period of the previous fiscal year.

The lease operating expenses for the nine months ended June 30, 2024 were $165,305 compared with $762,668 in the nine months ended June 30, 2023. The decrease in lease operating expenses is attributed to reduced production in the current period compared to the same period in the previous fiscal year. Lease operating expenses exceeded oil and gas sales revenue mainly due to significant maintenance expenses on the West Henshaw wells.

General and administrative expenses for the nine months ended June 30, 2024 were $1,674,738, compared with $3,014,307 in the nine months ended June 30, 2023. The significant reduction is mainly due to the decreased property development and corporate activities during the current period, as management scaled back operations in response to tighter financial constraints. Specifically, the variance from the prior year was mainly attributable:

●	Accounting and audit fees of $247,697, which decreased from $697,109 in the first nine months of the prior fiscal year. The decrease was largely due to a significant decrease in overall activities. A substantial portion of the fees in the current period was related to regulatory compliance work associated with the proposed U.S. uplisting in November 2023.

●	Legal fees of $349,111 in the current period, down from $545,911 in the same period of the prior fiscal year. The legal fees mainly related to the regulatory work associated with the Company’s proposed uplisting to the NASDAQ in November 2023 as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Marketing, investor relations, news and media, and promotion expenses of $85,288 in the current period, compared to $633,891 in the same period of the previous fiscal year. The reduction was due to the Company scaling back marketing and promotion activities.

●	Salaries and benefits for the current period totaled $391,728, compared to $329,940 in the previous year. Of this amount, $340,594 was allocated to management salaries, an increase from $252,305 in 2023, while $51,134 was spent on administrative salaries, down from $77,635 in the previous year. The increase in management salaries was due to the appointment of a new CEO in April 2024, with an annual salary of $250,000 and a one-time sign-on bonus of $50,000.

●

Travel expenses of $29,660 in the current period compared to $131,914 in the same period of the previous fiscal year. The reduction was due to reduced travel by management for marketing and promotion activities.

Update on Use of Proceeds

During the nine months ended June 30, 2024, the Company completed two tranches of the private placement of convertible debenture units for gross proceeds of $1,365,000. The net proceeds were intended for potential mergers and acquisitions, general working capital, preparing and filing all outstanding financial statements and continuous disclosure records, paying revocation related legal and filing fees, settling outstanding amounts under certain claim judgments.

As of September 30, 2024, the Company has fully utilized $1,365,000 of the net proceeds. The following table provides the Company’s use of these proceeds.

Offering Net Proceeds $1,365,000

Intended Use of Net Proceeds: Mergers and acquisitions, accounting and audit, revocation related legal and filing fees, claim judgement payments, and general working capital

Actual Use of Net Proceeds ($)		Variance – (Over)/Under Expenditures	Explanation of Variance
Accounting and audit fees related to outstanding filings	$284,000	N/A	N/A
Claim judgement payments	$209,615	N/A	N/A
Potential mergers and acquisitions	$124,000	N/A	N/A
Revocation-related legal and filing fees	$61,915	N/A	N/A
General working capital	$685,470	N/A	N/A
Total	$1,365,000

Liquidity and Capital Resources

As of June 30, 2024, the Company had a cash balance of $428,385, an increase of $345,649 from the cash balance of $82,736 on September 30, 2023. During the nine months ended June 30, 2024, cash used in operating activities was $1,124,351, primarily covering accounting, insurance, salary and general office expenses. The Company received $1,365,000 from debenture financings, $70,000 from reclamation deposit redemption, and $45,000 from a related party loan, while repaying $10,000 on a third-party loan.

The Company had a working capital deficiency of $4,480,663 as of June 30, 2024 compared to a working capital deficiency of $3,142,916 as of September 30, 2023. The Company will need substantial additional funding to pay the outstanding payables and bring the operated assets back to production. This raises substantial doubt about the Company’s ability to continue as a going concern. The company has decreased its activity to a minimal level to minimize the expected increases in additional balances to the working capital deficiency. The company has dramatically limited its ongoing commitments and account demands going forward and expects a meaningful reduction in the rate of increase of the working capital deficiency account. Additionally, the company is actively engaging with its trade partners to remedy its working capital deficiency through all means available to it including but not limited to financing arrangements, payment plans, and principal reductions.

Management has budgeted approximately $1.5 million in minimum operating expenses and $0.5 million in capital expenditures for the next 12 months, which the Company plans to finance principally from one or more equity or debt financings. The purpose of these funds will be to resume full field operations, reduce the working capital deficit, as well as invest in additional oil and gas production activities across the company’s assets. This capital can be adjusted as necessary based on economic or business factors. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to bring our wells to production, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. As of the date of our Quarterly Report on Form 10-Q for the nine months ended June 30, 2024, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. Subsequent to June 30, 2024, the Company received $2.4 million in financing proceeds. The Company will also continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the 2024 period would have increased by approximately $1,800.

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

Related party transactions

(a)	The Company entered into an employment agreement with Bradley Taillon, the Company’s CEO, on April 29, 2024, for an annual base salary of base salary of $250,000, which shall be reviewed by the Company annually. Subject to the discretion of the board of directors, Mr. Taillon is also eligible on an annual basis for a cash bonus of up to 100% of annual salary and additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. During the three and nine months ended June 30, 2024, the Company incurred management salary of $59,812 and a one-time sign-on bonus of $50,000 for Mr. Taillon.

(b)	The Company had an employment agreement with Mehran Ehsan, the former CEO of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the nine months ended June 30, 2024, the Company incurred management salary of $187,500 (2023 - $187,500), for Mr. Ehsan, with no bonuses incurred in either period. During the three months ended June 30, 2024, the Company incurred management salary of $62,500 (2023 - $62,500), for Mr. Ehsan. Further, the terms of this employment agreement provide that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan is entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 payable upon the Company’s receipt of capital investment of no less than $1,000,000 or by October 31, 2024, whichever occurs first; ii) six equal monthly payments of $7,500 starting October 1, 2024 (with the first payment already made); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155.

(c)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the nine months ended June 30, 2024, the Company incurred management salary of $37,500 (2023 - $37,500), to the CFO of the Company, with no bonuses incurred in either period. During the three months ended June 30, 2024, the Company incurred management salary of $12,500 (2023 - $12,500).

(d)	The convertible debenture loan from the former CEO of the Company in the aggregate principal amount of $38,291 with accrued interest of $1,182 was paid off during the nine months ended June 30, 2023.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the nine months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1. Atlas Tubular, LLC filed a suit against the Company in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981. This amount is included in the Company’s trade payables as of June 30, 2024. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt.

2. Foundation Energy Services, LLC filed a suit against the Company in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074. This amount is included in the Company’s trade payables as of June 30, 2024. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Panther Fluids Management, LLC filed a suit against the Company in the County Court at Law No. 3, Harris County, Texas, alleging a breach of contract and seeking payment for an outstanding balance of $81,788. This amount is included in the Company’s trade payables as of June 30, 2024. On October 16, 2024, the Company paid $40,000 toward the outstanding balance.

4. Premier Energy Services, LLC filed a suit against the Company in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205. Of this amount, $95,541 is included in the Company’s trade payables as of June 30, 2024. The Company disputes the remaining $8,664 of the claimed damages.

ITEM 1A	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2023, except as set forth below.

Our obligations to certain of our creditors are secured by security interests in our assets. We are currently in default on these obligations and accordingly our creditors could foreclose on some or all of our assets.

Our obligations to certain of our creditors under certain 10% senior secured convertible debentures are secured by security interests in our assets. As of the date of this prospectus, approximately $1,365,000 in principal was owed to such secured creditors. These 10% senior secured convertible debentures had a maturity date of September 12, 2024. We are currently in default on our obligations under these convertible debentures and accordingly our secured creditors could foreclose on their security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2024, the Company issued a total of 1,365 convertible debenture units (the “Units”) in a private placement offering (the “Private Placement”). Each Unit consists of one 10% Senior Secured Convertible Debenture (a “Debenture”) in the principal amount of US$1,000 and 294 Common Share Purchase Warrants (the “Warrants”). Each Warrant is exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of US$4.08.

The Debentures had a maturity date of September 12, 2024 and bear simple interest at a rate of 10%, payable on the maturity date or the date on which all or any portion of the Debenture is repaid. Interest will be paid in cash or Shares based on a conversion price of US$3.40 (the “Conversion Price”), subject to the approval of the Canadian Securities Exchange (the “Exchange”). The Debentures will rank senior to all other existing and future indebtedness of the Company and are secured by a general security agreement over certain assets of the Company pursuant to the terms of a Security Agreement.

At any time during the term of the Debentures, a holder of Debentures may elect to convert the outstanding principal and any accrued and unpaid interest thereon into Shares at the Conversion Price. The Debentures will automatically convert into Shares at the Conversion Price in the event the Company completes a financing of Shares for aggregate gross proceeds of at least US$7,500,000. The Company has the right to repay the Debenture at any time in whole or in part without the consent of the debentureholder and without penalty. The terms of the Debenture provide that upon certain Events of Default (as defined in the Debenture), the outstanding principal and interest owed under the Debenture may become immediately due and payable.

The Company used the proceeds of the Private Placement for general working capital purposes as well as potential mergers and acquisitions.

The Debentures, the Warrants and the Common Shares issuable upon exercise of the Debentures and Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and are being offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

The foregoing description of the Debenture, the Warrant and the Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Debenture, the Warrant and the Security Agreement, which are attached to this Current Report on Form 8-K as Exhibits 4.1, 4.2, and 10.1 respectively, and are incorporated into this Item 1.01 by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is in default on $1,365,000 in principal amount of its 10% Senior Secured Convertible Debentures. These 10% Senior Secured Convertible Debentures had a maturity date of September 12, 2024 and are secured by certain assets of the Company. As of the date of this report, the aggregate amount due under these 10% Senior Secured Convertible Debentures, including accrued interest is $1,421,829.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

During the nine months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
4.1	Form of 10% Senior Secured Convertible Debenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2024
4.2	Form of Common Share Purchase Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2024
10.1	Form of Security Agreement
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: October 22, 2024	By:	/s/ Bradley Taillon
Bradley Taillon
Chief Executive Officer (Principal Executive Officer)

PERMEX PETROLEUM CORPORATION

Date: October 22, 2024	By:	/s/ Gregory Montgomery
Gregory Montgomery
Chief Financial Officer (Principal Financial and Accounting Officer)

