Form 10-K
period 2024-09-30
Permex Petroleum Corp
filed 2025-01-14
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Registrant’s telephone number, including area code: (346) 245-8981

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

The aggregate market value of common shares held by non-affiliates of the registrant as of March 28, 2024 was approximately $1,774,686.

The number of outstanding shares of the registrant’s common shares as of January 14, 2025 was 551,503.

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

PART I

ITEM 1. BUSINESS

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties on private, state and federal land in the United States, primarily within the Permian Basin region of West Texas and Southeast New Mexico which includes the Midland and Delaware Basins as well as the Central Basin Platform. We focus on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and reducing risk through infill drilling and development. Overall, we own and operate 97 oil and gas wells across more than 11,700 net acres including 66 shut-in opportunities, 17 saltwater disposal wells and two water supply wells allowing for waterflood secondary recovery. Additionally, we hold royalty interests in 73 wells and five permitted wells across 3,800 acres within the Permian Basin.

Corporate History

We were incorporated on April 24, 2017 under the laws of British Columbia, Canada. At September 30, 2024, we had one wholly-owned subsidiary, Permex Petroleum US Corporation, a corporation incorporated under the laws of New Mexico. We own and operate oil and gas properties in Texas (Breedlove “B” Property, Pittcock North Property, Pittcock South Property, and Mary Bullard Property), and Permex Petroleum US Corporation owns and operates oil and gas properties in New Mexico (Henshaw Property and the Oxy Yates Property).

Oil and Gas Properties

We hired MKM Engineering, who prepared for us an Appraisal of Certain Oil and Gas Interests owned by Permex Petroleum Corporation located in New Mexico and Texas as of September 30, 2024 (the “2024 Appraisal Report”) as well as an Appraisal of Certain Oil and Gas Interests owned by Permex Petroleum Corporation located in New Mexico and Texas as of September 30, 2023 (the “2023 Appraisal Report” and together with the 2024 Appraisal Report the “Appraisal Reports”). MKM Engineering is independent with respect to Permex Petroleum Corporation as provided in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM Engineering’s estimates of the Company’s proved and probable reserves in each of the Appraisal Reports were prepared according to generally accepted petroleum engineering and evaluation principles, and each of the Appraisal Reports conform to SEC Pricing. The Appraisal Reports are each filed as an exhibit to this Annual Report.

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

The following tables show a summary of our reserves as of September 30, 2024 and 2023 which have been derived from the Appraisal Reports and conform to SEC Pricing.

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2024

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	1,695.4	46.4	462.3	1,186.7
Gas	MMcf	1,138.2	54.4	225.2	858.6
Revenue
Oil/Condensate	M$	133,265.3	3,642.4	36,020.7	93,602.2
Gas	M$	815.7	81.4	132.0	602.3
Severance and Ad Valorem Taxes	M$	10,020.0	267.8	3,036.0	6,716.2
Operating Expenses	M$	21,731.8	1,753.9	9,977.4	10,000.5
Investments	M$	17,496.5	255.0	1,621.5	15,620.0
Operating Income (BFIT)	M$	84,832.5	1,447.0	21,517.7	61,867.8
Discounted @ 10%	M$	36,137.4	907.7	11,258.8	23,970.9

Composite Proved Reserve Estimates and Economic Forecasts for the year ended September 30, 2023

	Proved		Proved Developed Producing	Proved Non-Producing	Proved Undeveloped
Net Reserves
Oil/Condensate	MBbl	2,636.8	372.2	654.9	1,609.7
Natural Gas	MMcf	2,042.4	241.2	524.1	1,277.1
Revenue
Oil/Condensate	M$	207,269.9	29,035.8	51,407.8	126,826.3
Natural Gas	M$	4,558.1	585.1	1,138.5	2,834.5
Severance and Ad Valorem Taxes	M$	15,674.3	2,601.4	3,770.8	9,302.1
Operating Expenses	M$	24,386.7	9,882.4	5,313.9	9,190.4
Investments	M$	17,241.5	806.9	724.6	15,710.0
Operating Income (BFIT)	M$	154,525.5	16,330.2	42,736.9	95,458.4
Discounted @ 10%	M$	74,000.6	8,510.2	25,158.9	40,331.5

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2024

	Probable		Probable Developed Producing	Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	12,306.5	-	93.8	12,212.7
Gas	MMcf	15,437.0	-	9.8	15,427.2
Revenue
Oil/Condensate	M$	965,699.9	-	7,259.7	958,440.2
Gas	M$	21,957.0	-	21.5	21,935.5
Severance and Ad Valorem Taxes	M$	51,196.1	-	531.8	50,664.3
Operating Expenses	M$	74,958.9	-	1,137.3	73,821.6
Investments	M$	134,328.5	-	-	134.328.5
Operating Income (BFIT)	M$	727,173.4	-	5,612.1	721,561.3
Discounted @ 10%	M$	192,718.9	-	2,161.2	190,557.7

Composite Probable Reserve Estimates and Economic Forecasts for the year ended September 30, 2023

	Probable		Probable Developed Producing	Probable Non-Producing	Probable Undeveloped
Net Reserves
Oil/Condensate	MBbl	9,443.2	2.0	150.8	9,290.4
Gas	MMcf	10,892.4	3.4	6.2	10,882.8
Revenue
Oil/Condensate	M$	738,808.9	150.6	11,660.7	726,997.6
Gas	M$	33,254.8	11.7	21.4	33,221.7
Severance and Ad Valorem Taxes	M$	55,231.2	19.8	832.3	54,379.1
Operating Expenses	M$	55,531.2	55.0	1,172.2	54,304.0
Investments	M$	134,428.5	—	—	134,428.5
Operating Income (BFIT)	M$	526,872.9	87.6	9,677.6	517,107.7
Discounted @ 10%	M$	122,796.7	37.3	4,026.0	118,733.4

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. Management expects to restart its drilling and development program in the first quarter of 2025, subject to receipt of additional funding.

An aggregate of 1,186 MBO and 858 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2024, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2024. Management currently anticipates spending approximately $6 million in capital expenditures towards developing the Company’s proved undeveloped reserves during the 2025 fiscal year, subject to the Company acquiring the necessary financing.

Proved Undeveloped Reserves Additions

From September 30, 2023 to September 30, 2024, the Company had no proved undeveloped reserve additions. The specific changes to the Company’s proved undeveloped reserves from September 30, 2023 to September 30, 2024 were as follows:

	Breedlove	Pittcock & Mary Bullard	Henshaw	Royalty Wells	Total
Beginning balance at September 30, 2023 (MBoe)(1)	1,822.54	-	-	-	1,822.54
Production (MBoe)(1)	-	-	-	-	-
Revisions or reclassifications of previous estimates (MBoe)(1)	(500.8)	-	-	-	(500.8)
Improved Recovery (MBoe)(1)	-	-	-	-	-
Extensions and Discoveries (MBoe)(1)	-	-	-	-	-
Acquisitions/Purchases (MBoe)(1)	-	-	-	-	-
Sales (MBoe)(1)	-	-	-	-	-
Price Change (MBoe)	8.06	-	-	-	8.06
Ending balance as of September 30, 2024 (MBoe)(1)	1,329.8	-	-	-	1,329.8

(1)	Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended September 30, 2024, the average prices of WTI (Cushing) oil and NYMEX Henry Hub natural gas were $78.64 per Bbl and $2.206 per Mcf, respectively, resulting in an oil-to-gas ratio of just under 36 to 1.

Financing of Proved and Probable Undeveloped Reserves

The Company currently estimates that the total cost to develop the Company’s proved undeveloped reserves of 1,186.7 MBbl of oil and 858.6 MMcf of natural gas as of September 30, 2024 is $15,620,000. The Company expects to finance these capital costs through a combination of current cash on hand, debt financing through a line of credit or similar debt instrument, one or more offerings of debt or equity, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

The Company currently estimates that the total cost to develop the Company’s probable undeveloped reserves of 12,212.7 MBbl of oil and 15,427.2 MMcf of natural gas as of September 30, 2024 is $134,328,500. The Company expects to finance these capital costs through a combination of joint ventures, farm-in agreements, direct participation programs, one or more offerings of equity, a debt offering or entering into a line of credit, and from cash generated from estimated revenues from sales of oil and natural gas produced at the Company’s wells.

Drilling Activities

The Company drilled one well during the last three fiscal years. As at September 30, 2024, the Company had 78 gross wells and 5 net productive wells. The Company’s gross developed acreage totaled 5,177 and net developed acreage totaled 3,942 with the following property breakdown:

Property	Gross Developed Acreage	Net Developed Acreage	Gross Productive Wells	Net Productive Wells
Pittcock	818	664.63	0	0
Henshaw	1,880	1,353.60	0	0
Oxy Yates	680	489.60	0	0
Bullard	241	187.98	0	0
Breedlove	1,558	1,246.40	5	4.00
Royalty Interest Properties	-	-	73	0.01

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

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2024, 2023, and 2022 were $70.53/Boe, $71.45/Boe, and $89.14/Boe, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2024, 2023, and 2022, were 1,963.82 Boe, 12,979.36 Boe, and 12,597.45 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2024, 2023, and 2022, were $100.02/Boe, $67.76/Boe, and $65.82/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	1,964	11,729	10,670
Natural Gas (Mcf)	-	7,500	11,567

Average Sales Price	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate ($/Bbl)	70.53	76.17	96.18
Natural Gas ($/Mcf)	-	4.53	8.36

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	1,229	7,628	6,998
Natural Gas (Mcf)	-	6,362	11,567

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	735	3,098	2,189
Natural Gas (Mcf)	-	1,138	-

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	-	1,003	1,483
Natural Gas (Mcf)	-	-	-

Texas Properties

Breedlove “B” Clearfork Leases

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. There is a total of 27 vertical wells of which 12 are producers, 4 are saltwater disposal wells and 11 that are shut-in opportunities. The Company is currently evaluating a number of re-entry opportunities across this asset including production optimization of the producing wells as well as the 11 currently shut-in wells. These assets were shut-in in April 2024 due to financial constraints. As of September 2024, the Company has resumed efforts to return these assets to production including limited recompletion activity based on available capital and full management technical review.

In addition to the significant recompletion and re-entry opportunities across the existing wellbores, the Breedlove property includes substantial undeveloped opportunities and is the focus of the Company’s proved undeveloped reserves development program, pending sufficient and successful capital raising efforts by the Company.

Pittcock Leases

The Pittcock Leases are situated in Stonewall County. Stonewall County is in Northwest Texas, in the central part of the North Central Plains and consists of the Pittcock North property, the Pittcock South property and the Windy Jones Property. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The Pittcock North property covers 320 acres held by production. There is currently one producing well, ten shut-in wells, two saltwater disposal wells, and a water supply well. The Company holds a 100% working interest in the Pittcock North Property and an 81.25% net revenue interest. The Pittcock South property covers 498 acres in four tracts. There are currently 19 shut-in wells and two saltwater disposal wells. The Company holds a 100% working interest in the lease and a 71.90% net revenue interest. The Windy Jones Property consists of 40 acres and includes two injection wells and two suspended oil wells. The sole purpose of the Windy Jones property is to provide waterflood assistance to the offset wells being the Pittcock wells located east boundary of the Windy Jones Property. The Company holds a 100% working interest in the Windy Jones Property and a 78.9% net revenue interest. These assets became shut-in commencing in October 2023 due to the Company having insufficient funds to operate them and they are expected to remain shut-in until the Company is able to acquire sufficient funds to restart these assets.

Mary Bullard Property

The Company acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles southwest of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There is currently one producing well, four shut-in wells, and two water injection wells. The Company holds a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest. These assets were shut-in in December 2023 and remain shut in pending successful capital raising of the Company.

New Mexico Properties

West Henshaw Property - New Mexico

The West Henshaw Property is located in Eddy County, New Mexico, 12 miles northeast of Loco Hills in the Delaware Basin. Eddy County is in Southeast New Mexico. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The West Henshaw Property covers 1,880 acres held by production. There are two producing wells, seven shut-in wells and four saltwater disposal wells. The Company holds a 100% working interest in the West Henshaw Property and a 72% net revenue interest. Throughout 2023, the Company completed a number of re-entry and basic workover efforts to try and establish more steady production from the West Henshaw assets. These assets were shut-in in March 2024 due to financial constraints and remain shut in pending successful capital raising of the Company.

Oxy Yates Property

The Oxy Yates Property is located in Eddy County, approximately eight miles north of Carlsbad, New Mexico in the Delaware Basin. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The Oxy Yates Property covers 680 acres held by production. There is one producing well and nine shut-in wells. The Yates formation is located at an average depth of 1,200 feet and overlies the Seven River formation and underlies the Tansill formation. The Company holds a 100% working interest in the Oxy Yates Property and a 77% net revenue interest. These assets were shut-in in March 2024 due to financial constraints and remain shut in pending successful capital raising of the Company.

Royalty Interest Properties

The Company holds royalty interests in 73 producing oil and gas wells located in Texas and New Mexico.

Business Strategy

The principal elements of our business strategy include the following:

●	Grow production and reserves in a capital efficient manner using internally generated levered free cash flow. We intend to allocate capital in a disciplined manner to projects that we anticipate will produce predictable and attractive rates of return. We plan to direct capital to our oil-oriented and reduced-risk development opportunities while focusing on driving cost efficiencies across our asset base with the primary objective of internally funding our capital budget and growth plan. We may also use our capital flexibility to pursue value-enhancing, bolt-on acquisitions to opportunistically improve our positions in existing basins.

●	Maximize ultimate hydrocarbon recovery from our assets by optimizing drilling, completion and production techniques and investigating deeper reservoirs and areas beyond our known productive areas. While we intend to utilize proven techniques and technologies, we will also continuously seek efficiencies in our drilling, completion and production techniques in order to optimize ultimate resource recoveries, rates of return and cash flows. We will explore innovative enhanced oil recovery (“EOR”) techniques to unlock additional value and have allocated capital towards next generation technologies. For example, we have already completed extensive waterflood EOR studies in Pittcock North and Pittcock South. Through these studies, we will seek to expand our development beyond our known productive areas in order to add probable and possible reserves to our inventory at attractive all-in costs as of the time of our studies.

●	Pursue operational excellence with a sense of urgency. We plan to deliver low cost, consistent, timely and efficient execution of our drilling campaigns, work programs and operations. We intend to execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, apply advanced technologies, and continuously seek ways to reduce our operating cash costs on a per barrel basis.

●	Pursue strategic acquisitions that maintain or reduce our break-even costs. We intend to actively pursue accretive acquisitions, mergers and dispositions that are intended to improve our margins, returns, and break-even costs of our investment portfolio. Financial strategies associated with these efforts will focus on delivering competitive adjusted per share returns.

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

For the years ended September 30, 2024 and 2023, we had two significant purchasers that accounted for approximately 100% and 99%, respectively, of our total oil, and natural gas revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, certain states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Texas and New Mexico also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, and several states regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Moreover, the U.S. presidential administration transition may have an impact on our operations, including the possibility of additional federal regulations limiting access to and production from federal lands. The effect of these regulations could be to limit the amount of oil and natural gas that registrant can produce from wells and to limit the number of wells or the locations at which drilling can occur. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions, and the current federal Administration has proposed increasing royalties payable for production on Federal land. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry may increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), Pipeline and Hazardous Materials Safety Administration (“PHMSA”), U.S. Department of the Interior and the courts. We cannot predict when or whether any such proposals may become effective.

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

Effective May 7, 2024, the EPA adopted a Final Rule containing revisions and additions to the NSPS program rules (the “Final Methane Rule”). The Final Methane Rule could have a significant impact on the upstream and midstream oil and gas sectors. The Final Methane Rule formally reinstates emission limitations on methane, a greenhouse gas, for existing and modified facilities in the oil and gas sector. The Final Methane Rule regulates, for the first time under the NSPS program, existing oil and gas facilities. Specifically, the Final Methane Rule requires states to implement plans that meet or exceed federally established emission reduction guidelines for oil and natural gas facilities. The Final Methane Rule also requires, among other things, monitoring of small, high-polluting wells, tracking of “super-emitters”, inspection of abandoned wells until their closure, further reduction in flaring, and use of zero-emissions control equipment on hydrocarbon equipment. Several states and industry groups have filed suit before the D.C. Circuit challenging the EPA’s implementation of, and legal authority to issue, the Final Methane Rule. Texas et al. v. EPA et al., No. 24-1054 (D.C. Cir). On October 4, 2024, the U.S. Supreme Court denied applications for an immediate stay of the Final Methane Rule pending review by the D.C. Circuit Court of Appeals. Though the final outcome is uncertain, the rule, as written, establishes standards of performance for sources that commence construction, modification or reconstruction after March 8, 2024, and establishes emissions guidelines that will inform state plans to establish standards for existing sources.

On August 16, 2022, the IRA was signed into law. The IRA imposes an escalating charge on methane emissions from inter alia onshore petroleum and natural gas production, and natural gas processing, gathering, transmission, underground storage, and LNG storage/ import/export equipment. The charges apply only to facilities emitting 25,000 metric tons of CO2 annually The IRA also funds grants to facilities subject to the methane charge and “marginal conventional wells” to improve equipment and processes. The IRA also creates generous tax credits, benefitting even non-profit entities, that likely will create more supply and demand for alternative non-hydrocarbon energy which may diminish demand, or prices obtained, for natural gas and oil. These statutory provisions have been subject to legal challenge. The cumulative effect upon our business’ results of the IRA’s grants, charges, and incentives to non-hydrocarbon energy assets and fuels, is uncertain.

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

The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. In August 2023, EPA and the Corps of Engineers issued a final rule to revise the definition of WOTUS, that expands CWA jurisdiction to include more features in areas where oil and gas operations are conducted and conforms the definition of WOTUS to recent U.S. Supreme Court precedent. The WOTUS rule is the subject of ongoing litigation. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

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

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. In 2021, the Biden Administration proposed a rule to undue changes to NEPA enacted under the Trump Administration that had streamlined NEPA review. In April 2024, the White House Council on Environmental Quality (“CEQ”) finalized the revised NEPA rules. The changes emphasize the need to review federal actions for climate change and environmental justice impacts, among other factors. These changes, are likely to affect the assessment of projects ranging from oil and gas leasing to development on public and Indian lands.

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

In March 2024, the SEC adopted final rules requiring disclosure of how climate-related risks are likely to materially impact publicly-traded enterprises’ finances, strategies and outlook and the impact of climate-related events upon a company’s consolidated financial statements’ line items. Companies must also identify “transition” strategies. Compliance with this rule is likely to increase our costs.

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

The FERC has issued draft policy statements articulating how it will quantify natural GHG emissions, departing from past practices, but has not taken action to finalize such policy statements to date.

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

Employees

As of January 14, 2025, we had one full time and one part time employee. We may hire additional personnel as appropriate. We also use the services of independent consultants and contractors to perform various professional services.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

●	If we fail to obtain the capital necessary to fund our operations, we will be unable to continue our operations and you will likely lose your entire investment.

●	Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	Oil and gas prices are volatile, and declines in prices may adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

●	The actual quantities and present value of our proved oil, gas, and NGL reserves may be less than we have estimated.

●	Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.

●	Our future success depends on our ability to replace reserves.

●	We conduct business in a highly competitive industry.

●	Our operations are concentrated in the Permian and Delaware Basins, making us vulnerable to risks associated with operating in a limited geographic area.

●	If we are unable to acquire adequate supplies of water for our future drilling and operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.

●	Our business is highly regulated and governmental authorities can delay or deny permits and approvals or change legal requirements governing our operations, including well stimulation, enhanced production techniques and fluid injection or disposal, that could increase costs, restrict operations and delay our implementation of, or cause us to change, our business strategy.

●	Failure to comply with environmental laws and regulations could result in substantial penalties and adversely affect our business.

●	Some of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that we or they own.

●	The market price of our securities is volatile and may not accurately reflect the long term value of our Company.

●	There is currently a limited U.S. public market for our common shares, the stock price of our common shares may be volatile or may decline regardless of our operating performance and you may not be able to resell your common shares at or above the price you acquired such common shares.

●	We have issued convertible debentures, options and warrants and may continue to issue additional securities in the future. The exercise or conversion of these securities and the sale of the common shares issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common shares.

●	Our principal shareholders and management own a significant percentage of our shares and may be able to exert significant control over matters subject to shareholder approval.

●	We are a British Columbia company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

Risk Factors

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

Our financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the year ended September 30, 2024 an explanatory paragraph referring to our significant losses from operations and working capital deficiency, and expressing substantial doubt in our ability to continue as a going concern for the next twelve months following the issuance of these financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of September 30, 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of an explanatory paragraph regarding our ability to continue as a going concern for the twelve months following the issuance of our audited financial statements as of September 30, 2024 could materially adversely affect the price of our securities and our ability to raise new capital.

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

Approximately 70.5% of our estimated net proved reserves volumes were classified as proved undeveloped as of September 30, 2024. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

The oil and natural gas industry is highly competitive. The key areas in respect of which we face competition include: acquisition of assets offered for sale by other companies; access to capital (debt and equity) for financing and operational purposes; purchasing, leasing, hiring, chartering or other procuring of equipment and contractors that may be scarce; and employment of qualified and experienced skilled management and oil and natural gas professionals. Competition in our markets is intense and depends, among other things, on the number of competitors in the market, their financial resources, their degree of geological, geophysical, engineering and management expertise and capabilities, their pricing policies, their ability to develop properties on time and on budget, their ability to select, acquire and develop reserves and their ability to foster and maintain relationships with the relevant authorities. Our competitors also include those entities with greater technical, physical and financial resources. In some markets, our products compete with other sources of energy, or other fuels (e.g., hydroelectricity) that may from time to time become more abundant or experience decreased prices. Finally, companies and certain private equity firms not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Any such companies will also increase market competition which may directly affect us. If we are unsuccessful in competing against other companies, our business, results of operations, financial condition or prospects could be materially adversely affected.

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

Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. Some states attorneys general have accused large legacy exploration and production companies of purposefully obscuring consequences of combusting hydrocarbons.

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

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the most recent federal tax legislation, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. In November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide greenhouse gas (“GHG”) emissions, such as methane and nitrous oxide. These executive orders and policy priorities may result in the development of additional regulations or changes to existing regulations, certain of which could negatively impact our financial position, results of operations and cash flows. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In 2022 and 2023, the 27th and 28th Conferences to the Parties on the UN Framework Convention on Climate Change were held where additional commitments were made by member nations with respect to climate action plans and the reduction of GHG emissions in support of Paris Agreement goals. In addition, several states and geographic regions in the United States have also adopted legislation and regulations regarding climate change-related matters, and additional legislation or regulation by these states and regions, U.S. federal agencies, including the Environmental Protection Agency (“EPA”), and/or international agreements to which the United States may become a party could result in increased compliance costs for us and our customers. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the responsibility and costs of environmental protection and safety and health compliance fundamental, manageable parts of our business. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

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

Continuing political and social discussion of the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on GHG emissions. The EPA has issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry and are likely to create additional regulations regarding such matters. On November 15, 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound (“VOC”) emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. Effective May 7, 2024, the EPA adopted the Final Methane Rule containing revisions and additions to the NSPS program rules. The Final Methane Rule formally reinstates methane emission limitations for existing and modified facilities in the oil and gas sector. The Final Methane Rule regulates, for the first time under the NSPS program, existing oil and gas facilities. Specifically, the Final Methane Rule requires states to implement plans that meet or exceed federally established emission reduction guidelines for oil and natural gas facilities. The Final Methane Rule also requires, among other things, monitoring of small, high-polluting wells, tracking of “super-emitters”, inspection of abandoned wells until their closure, further reduction in flaring, and use of zero-emissions control equipment on hydrocarbon equipment. Several states and industry groups have filed suit before the D.C. Circuit challenging the EPA’s implementation of, and legal authority to issue, the Final Methane Rule. Texas et al. v. EPA et al., No. 24-1054 (D.C. Cir). On October 4, 2024, the U.S. Supreme Court denied applications for an immediate stay of the Final Methane Rule pending review by the D.C. Circuit Court of Appeals. Though the final outcome is uncertain, the Final Methane Rule, as written, establishes standards of performance for sources that commence construction, modification or reconstruction after March 8, 2024, and establishes emissions guidelines that will inform state plans to establish standards for existing sources. If implemented as currently drafted, these increasingly stringent methane and VOC requirements on new facilities, or the application of new requirements to existing facilities, could result in additional restrictions on our operations and increase compliance costs, which could be significant.

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

There is currently a limited U.S. public market for our common shares, the stock price of our common shares may be volatile or may decline regardless of our operating performance and you may not be able to resell your common shares at or above the price you acquired such common shares.

Due to our prior delinquency in filing our periodic reports, the Form 211 originally filed with, and cleared by, the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 15c2-11 of the Exchange Act covering our common shares was revoked by FINRA. Consequently, until a new Form 211 is filed with, and cleared by FINRA, our common shares will not be eligible for proprietary broker-dealer quotations on the OTC Pink Sheets and all quotes in our common shares on the OTC Pink Sheets will only reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. You may have difficulty selling your common shares in the United States and you may not be able to sell your common shares quickly or at the market price you feel our common shares are worth until a new Form 211 is filed with and cleared by FINRA under Rule 15c2-11 of the Exchange Act.

Further, having a limited trading market in the United States may also impair our ability to raise capital by selling our common shares and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common shares as consideration.

The price of our common shares may be volatile, and you could lose all or part of your investment.

The trading price of our common shares has historically been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. We cannot predict the prices at which our common shares will trade. The market price of our common shares following this offering will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common shares may increase the volatility of the trading price of our common shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common shares include.

●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common shares by us or our stockholders in the future;

●	trading volume of our common shares;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	significant lawsuits, including intellectual property infringement or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for small oil and gas companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

We have issued convertible debentures, options and warrants and may continue to issue additional securities in the future. The exercise or conversion of these securities and the sale of the common shares issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common shares.

As of January 14, 2025, we have issued and outstanding options to purchase 69,167 common shares with a weighted average exercise price of $4.50 per share and warrants to purchase 2,511,904 common shares with a weighted average exercise price of $5.96 per share. In addition, we have 41,134 common shares available for future issuance under our Long-Term Incentive Plan. Because the market for our common shares may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common shares. Additionally, we have $4,276,389 in aggregate principal amount convertible into an aggregate of 2,238,947 common shares upon either the completion of an offering to investors for aggregate gross proceeds of at least $7.5 million or upon the election of the holders of the debentures. Furthermore, the mere existence of a significant number of common shares issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common shares.

Our principal shareholders and management own a significant percentage of our shares and may be able to exert significant control over matters subject to shareholder approval.

Our executive officers, directors and principal securityholders and their affiliates beneficially hold, in the aggregate, approximately 86% of our outstanding common shares on a partially diluted basis. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As of September 30, 2024, management assessed the effectiveness of our internal control over financial reporting and concluded that such internal controls and procedures were not effective. Management determined that this was due to the following deficiencies:

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

Additionally, we failed to timely file with the SEC and the applicable Canadian regulatory authorities each of our Annual Report on Form 10- K for the year ended September 30, 2023, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2023, March 31, 2024 and June 30, 2024. Due to these late filings, on April 16, 2024, we received a failure to file cease trade order (the “FFCTO”) issued by the British Columbia Securities Commission (the “BCSC”) due to our failure to file our annual financial statements with the BCSC. The trading of our common shares was halted on the Canadian Securities Exchange (“CSE”) effective April 17, 2024. Subsequently, we brought all filings required by the BCSC up to date and on September 6, 2024, the FFCTO was revoked by the BCSC, and our common shares were reinstated for trading on the CSE effective September 9, 2024. Although our late periodic filings did not material impact the effectiveness of our internal controls over financial reporting, failure to timely file our future periodic reports could result in a future FFCTO from the BCSC on the CSE, which could have a material impact on the effectiveness of our internal controls.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full board of directors (the “Board of Directors” or “Board”) has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Chief Financial Officer are expected to inform our Board of Directors of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

1. Atlas Tubular, LLC filed a suit against the Company on October 10, 2023 in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981 for unpaid invoices. This amount is included in the Company’s trade payables as at September 30, 2024. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt.

2. Foundation Energy Services, LLC filed a suit against the Company on September 7, 2023 in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074 for unpaid invoices. This amount is included in the Company’s trade payables as at September 30, 2024. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Premier Energy Services, LLC filed a suit against the Company on August 7, 2023 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205 for unpaid invoices. Of this amount, $95,541 is included in the Company’s trade payables as at September 30, 2024. The Company disputes the remaining $8,664 of the claimed damages.

4. BJ Pipe & Supply LLC filed a suit against the Company on September 11, 2024 in the 5th Judicial District, Eddy County New Mexico seeking damages of at least $75,951 for unpaid invoices. Of this amount, $52,520.65 is included in the Company’s trade payable as of September 30, 2024. The Company and BJ Pipe & Supply LLC have reached an agreement to settle the lawsuit.

5. Hudson Pumping Inc. filed a suit against the Company on December 2, 2024 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $60,050 for unpaid invoices. This amount is included in the Company’s trade payables as at September 30, 2024.

6. Cudd Energy Services, Inc. filed a suit against the Company and Mehran Ehsan on July 17, 2024, in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $130,224 for unpaid invoices. Of this amount, $115,936 is included in the Company’s loan payable as at September 30, 2024.

7. R&B Oilfield Services, LLC. filed a suit against the Company on November 6, 2024, in the Judicial District Court of Midland County, Texas, seeking damages of at least $36,020 for unpaid invoices. This amount is included in the Company’s trade payables as at September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares currently trade on the CSE in Canada under the symbol “OIL” and under the Frankfurt Stock Exchange under the symbol “75P”.

In addition, our common shares currently trade on the OTC Pink Sheets in the United States under the symbol “OILCF”. However, due to prior failure to timely file our Annual Report on Form 10-K for the year ended September 30, 2023, the Form 211 filed with FINRA pursuant to Rule 15c2-11 of the Exchange Act relating to our common shares was revoked by FINRA. Accordingly, our common shares are not eligible for proprietary broker-dealer quotations on the OTC Pink Sheets. All quotes in our common shares on the OTC Pink Sheets currently reflect unsolicited customer orders only.

Shareholders

As of January 14, 2025, there were 551,503 common shares issued and outstanding, held by approximately 49 holders of record, although there are a much larger number of beneficial owners.

Dividend Policy

Our Board of Directors has discretion as to whether we will pay dividends in the future, subject to restrictions under the Business Corporations Act (British Columbia) (the “BCBCA”) and our charter documents. Under the BCBCA, we may not declare or pay dividends if our Company is insolvent or where the payment of the dividend would render our Company insolvent. See “Description of Share Capital.”

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

Recent Sales of Unregistered Securities

Information concerning recent sales of unregistered securities can be found under Items 1.01 and 3.02 of our Form 8-K filed with the SEC on November 7, 2024.

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

Company Overview

The Company was incorporated on April 24, 2017 under the laws of British Columbia, Canada. The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties on private, state and federal land in the United States, primarily in the Permian Basin which includes the Midland Basin and Delaware Basin. The Company focuses on acquiring producing assets at a discount to market, increasing production and cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, the Company owns and operates 97 oil and gas wells across more than 11,700 net acres including 66 shut-in opportunities, 17 saltwater disposal wells and two water supply wells allowing for waterflood secondary recovery. Additionally, the Company holds royalty interests in 73 wells and five permitted wells across 3,800 acres within the Permian Basin.

The Company’s common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol “OIL” and on the Frankfurt Stock Exchange under the symbol “75P”.

Key Activities:

●	On October 23, 2023, the Company effected a 1-for-4 reverse split of the Company’s outstanding common shares.

●	On February 28, 2024, the Company announced the commencement of a private placement of convertible debenture units (the “Initial Units”) of the Company for gross proceeds of up to $20,000,000 (the “Original Private Placement”). Under the terms of the Original Private Placement, each Initial Unit consisted of one convertible debenture (an “Initial Unit Debenture”) in the principal amount of $1,000 and one common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one common share at an exercise price of $4.08 (the “Initial Unit Warrants”). The maturity date for the Initial Unit Debentures (the “Initial Unit Debenture Maturity Date”) was the earlier of: (i) one-year from the date of issuance or (ii) three-months from the date of issuance if the Company does not enter into a securities exchange, unit purchase or merger agreement with a third party to the reasonable satisfaction of a majority of the holders of Initial Unit Debentures. The Initial Unit Debentures bore simple interest at a rate of 10% per annum, payable on the Maturity Date or the date on which all or any portion of the Initial Unit Debenture is repaid, and had a conversion price of $3.40 per common share. Interest will be paid on the Initial Unit Debenture in cash or common shares at the holder’s option based on a conversion price of $3.40. The Initial Unit Debentures will rank senior to all other existing and future indebtedness of the Company and are secured by a general security agreement over certain assets of the Company.

●	On April 16, 2024, the Company announced the closing of the first tranche of the Original Private Placement, consisting of 500 Units for gross proceeds of $500,000.

●	On May 1, 2024, the Company announced the appointment of Bradley Taillon as the President and Chief Executive Officer of the Company, replacing. Mehran Ehsan, the former President and Chief Executive Officer of the Company, who continued to work with the Company as the Company’s Vice President of Business Development until August 30, 2024.

●	On May 29, 2024, the Company announced that it had applied to the BCSC for a partial revocation of the FFCTO. The Company also announced that all Initial Units previously issued and to be issued in future tranches under the Original Private Placement would consist of one Initial Unit Debenture and 294 Initial Unit Warrants. Pursuant to this amendment, the number of outstanding Initial Unit Warrants issued with the first tranche was increased from 500 to 147,000.

●	On June 18, 2024, the Company announced the closing of the second tranche of the Original Private Placement, consisting of 865 Initial Units for gross proceeds of $865,000. As a result, the Company issued an Initial Unit Debenture with a principal amount of $865,000 and 254,310 Initial Unit Warrants, exercisable for a period of five years at an exercise price of $4.08 per share. The second tranche was conducted pursuant to a partial revocation of the FFCTO which was issued by the BCSC on June 5, 2024. The Company used the proceeds of the second tranche to prepare and file all outstanding financial statements and continuous disclosure records, pay all outstanding related fees and penalties, pay certain outstanding amounts owing pursuant to summary judgments and to continue operations until it could apply for and receive a full revocation of the FFCTO.

●	On June 18, 2024, the Company announced the appointment of Brad Taillon, the Company’s President and Chief Executive Officer, as a director, and that each of Melissa Folz, Barry Whelan, James Perry Bryan and Mehran Ehsan had resigned from the Company’s Board of Directors for personal reasons. Subsequently, on June 26, 2024, the Company announced that each of John Lendrum, and Douglas Urch resigned from the Company’s Board of Directors for personal reasons and on August 27, 2024, the Company announced that Richard Little and Kevin Nanke had been appointed to serve as directors on the Company’s Board of Directors. These changes to the Company’s Board of Directors were a result of resignations by the then current directors for personal reasons, including the time commitment associated with serving as a director on the Company’s Board of Directors, and were not part of any strategic reconstitution and expansion initiative.

●	On August 29, 2024, the Company filed all required outstanding financial statements and continuous disclosure with the CSE.

●	On September 9, 2024, the Company announced the revocation of the FFCTO issued by the BCSC and the reinstatement of trading of its common shares on the CSE effective September 9, 2024. The Company also announced the termination of the Original Private Placement and the commencement of a new non-brokered private placement of units (the “Subsequent Units”) of the Company for gross proceeds of up to $18,635,000 (the “Subsequent Private Placement”) and on September 18, 2024, the Company announced a repricing of the Subsequent Private Placement. Under the terms of the Subsequent Private Placement, each Subsequent Unit consists of one convertible debenture (a “Subsequent Unit Debenture”) in the principal amount of $1,000 and originally included 245 common share purchase warrants but were subsequently repriced to include 523 common share purchase warrants (each, a “Subsequent Unit Warrant”). Each Subsequent Unit Warrant is exercisable for a period of five years from the date of issuance for one Common Share and originally had an exercise price of $4.90 per share, but was subsequently repriced so that the Subsequent Unit Warrants now have an exercise price of $1.91 per share. The Subsequent Debentures will mature one-year from the date of issuance. Upon issuance, the Subsequent Unit Debentures are expected to rank pari passu with the Initial Unit Debentures and rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. The Subsequent Debentures originally bore simple interest at a rate of 15% per annum, but such interest rate was subsequently reduced to 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or common shares at the holder’s option based on a conversion price of $1.91 per share (the conversion price was originally $4.08, but was subsequently reduced). As of the date of this quarterly report, the Company has received subscription proceeds totaling $2,400,000.

●	On November 1, 2024, the Company closed the first tranche of the Subsequent Private Placement for gross proceeds of $4,276,389. As a result, the Company issued Subsequent Unit Debentures with an aggregate principal amount of $4,276,389 and 2,236,551 Subsequent Unit Warrants. Concurrently with the completion of the first tranche of the Subsequent Private Placement, the Company retired the outstanding Initial Unit Debentures, consisting of $1,365,000 in aggregate principal amount and $59,788 in accrued interest in exchange for the Subsequent Unit Debentures. The holders of the Original Unit Debentures also agreed to cancel a total of 401,310 Initial Unit Warrants.

●	On January 13, 2025, the Company announced an agreement with a private oil and gas operator concerning assets owned by such operator in the Permian Basin. This arrangement grants Permex operating rights over 19 wells in the Permian Basin in exchange for a monthly operating fee of up to $75,000 per month based on production volumes and commodity prices.

Selected Annual Information

The following table sets out selected financial information for the Company which has been derived from the Company’s audited financial statements for the fiscal years ended September 30, 2024, 2023 and 2022.

	Fiscal 2024 ($)	Fiscal 2023 ($)	Fiscal 2022 ($)
Revenues	116,033	688,827	878,459
Net loss	(3,989,276)	(4,483,195)	(2,714,616)
Net loss per share - basic and diluted	(7.23)	(8.81)	(7.04)
Total assets	12,061,223	10,941,747	12,567,558
Total non-current liabilities	392,977	341,623	400,594
Dividends	-	-	-

Factors That Affect the Comparability of the Annual Financial Data Disclosed Above

Net losses for the years ended September 30, 2024 and 2023 were mainly attributable to operating expenses (2024 - $3,034,410, 2023 - $4,668,466, 2022 - $3,783,122) and other income (2024 - $1,070,899, 2023 - $39,678, 2022 - $193,047), partially offset by revenue from oil and gas sales and royalty income (2024 - $116,033, 2023 - $688,827, 2022 - $878,459). The decrease in total assets during fiscal 2023 was mainly due to cash used for operating expenses. The increase in total assets in fiscal 2024 resulted from cash raised through debt financings. Changes in non-current liabilities were mainly driven by decreases in lease liability and change in estimates in asset retirement obligations.

Results of Operations

Selected Operating Data

Annual Sales and Production Results

The average sales prices of the Company’s oil and gas products sold in the fiscal years ended September 30, 2024, 2023, and 2022 were $70.53/Boe, $71.45/Boe, and $89.14/Boe, respectively.

The Company’s net production quantities by final product sold in the fiscal years ended September 30, 2024, 2023, and 2022, were 1,963.82 Boe, 12,979.36 Boe, and 12,597.45 Boe, respectively.

The Company’s average production costs per unit for the fiscal years ended September 30, 2024, 2023, and 2022, were $100.02/Boe, $67.76/Boe, and $65.82/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	1,964	11,729	10,670
Natural Gas (Mcf)	-	7,500	11,567

Average Sales Price	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate ($/Bbl)	70.53	76.17	96.18
Natural Gas ($/Mcf)	-	4.53	8.36

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	1,229	7,628	6,998
Natural Gas (Mcf)	-	6,362	11,567

Henshaw

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	735	3,098	2,189
Natural Gas (Mcf)	-	1,138	-

Pittcock & Mary Bullard

Net Production Volumes	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Oil/Condensate (Bbl)	-	1,003	1,483
Natural Gas (Mcf)	-	-	-

Operating Results

During the year ended September 30, 2024, the Company reported a net loss of $3,989,276 compared to a net loss of $4,483,195 for the year ended September 30, 2023. The reduction in net loss for fiscal 2024 compared to fiscal 2023 was mainly attributable to operating expenses of $3,135,281 in fiscal 2024 compared to operating expenses of $4,672,137 in the previous fiscal year, and other expenses of $970,028, compared to other income of $39,678 in fiscal 2023, being partially offset by revenue from oil and gas sales and royalty income totaling $116,033 in fiscal 2024, compared to $688,827 in fiscal 2023. Other expense for fiscal 2024 mainly consisted of a non-cash loss on debt extinguishment of $495,051 (2023 - $nil), due to the modification in the number of outstanding share purchase warrants in fiscal 2024, and interest and debt expenses of $483,110 (2023 - $4,259) associated with the issuance of the Initial United Debentures. Of this amount, $430,834 represents a non-cash debt discount and $50,004 is accrued interest.

The Company reported oil and gas sales revenue of $100,220 in fiscal 2024 compared to $665,623 in fiscal 2023. Net oil-equivalent production by final product sold averaged 5.38 barrels per day in fiscal 2024, down from 35.56 barrels per day in fiscal 2023. The Company faced significant financial constraints during the fiscal year ended September 30,2024, which limited available funds for field operations. Production across all fields was reduced in the early months of the fiscal year before all fields were shut down in February 2024 for nearly eight months until September 2024, when the Company began bringing the Breedlove field back online.

Lease operating expenses for fiscal 2024 totaled $196,428 compared to $879,471 in fiscal 2023. The decrease was primarily attributed to reduced production in the current year. Lease operating expenses exceeded oil and gas sales revenues mainly due to significant maintenance expenses on the West Henshaw wells.

General and administrative expenses

	2024	2023

Accounting and audit	$433,719	$849,783
Consulting	399,957	190,102
Filing and transfer agent	60,155	76,951
Insurance	173,835	230,706
Investor relations	93,844	283,650
Legal fees	668,881	758,367
Marketing and promotion	63,287	426,111
Office and miscellaneous	147,107	215,260
Rent	118,448	157,960
Salaries and benefits	712,841	440,996
Share-based payments	-	318
Travel	32,020	169,519
Gain on settlement of trade payables	(185,119)	(263,605)
	$2,718,975	$3,536,118

General and administrative expenses for the year ended September 30, 2024 were $2,718,975, compared to $3,536,118 in fiscal 2023. The reduction was mainly due to decreased property development and corporate activities during the current year, as management scaled back operations in response to tighter financial constraints. Key variances from the prior year include:

●	Accounting and audit fees of $433,719 in fiscal 2024, down from $849,783 in fiscal 2023. The decrease largely reflects reduced overall activities. A substantial portion of the fees in the current year was related to regulatory compliance work associated with the proposed U.S. uplisting in November 2023.

●	Consulting fees of $399,957 in fiscal 2024, up significantly from $190,102 in the prior year. The increase was primarily due to the engagement of three consultants in the current year for merger and acquisition activities, financing, and corporate legal matters. The Company also retained contract consultants for geological, project management, and corporate consulting work.

●	Investor relation of $93,844 in fiscal 2024 decreased from $283,650 in fiscal 2023. The Company limited investor relations activities to a minimum in fiscal 2024 due to financial constraints.

●	Legal fees of $668,881 in fiscal 2024, down from $758,367 in previous fiscal year. The legal fees in fiscal 2024 mainly related to the regulatory work associated with the Company’s proposed uplisting to the NASDAQ in November 2023 as well as compliance with the disclosure requirements under the Exchange Act.

●	Marketing and promotion expenses of $63,287 in the current year, a significant increase from $426,111 in the prior year. This reduction was due to the Company scaling back marketing and promotion activities in fiscal 2024.

●	Salaries and benefits expenses of $712,841 in fiscal 2024, a significant increase from $440,996 in fiscal 2023. Of this amount, $661,707 was for management salaries and benefits, an increase from $349,527 in the prior year due to the appointment of a new Chief Executive Officer in April 2024, with an annual salary of $250,000 and a one-time signing bonus of $50,000. Management salaries also included $180,155 in severance payments to the Company’s former Chief Executive Officer. Administrative salaries decreased to $51,134 in fiscal 2024, from $91,469 in the prior year.

Update on Use of Proceeds

During the year ended September 30, 2024, the Company completed two tranches of the private placement of convertible debenture units for gross proceeds of $1,365,000. The net proceeds were intended for potential mergers and acquisitions, general working capital, preparing and filing all outstanding financial statements and continuous disclosure records, paying revocation related legal and filing fees, settling outstanding amounts under certain claim judgments.

Liquidity and Capital Resources

As of September 30, 2024, the Company had a cash balance of $1,513,591, an increase of $1,430,855 from the cash balance of $82,736 on September 30, 2023. During the year ended September 30, 2024, cash used in operating activities was $2,285,918, primarily covering accounting, consulting, insurance, salary and general office expenses. The Company received $1,365,000 from debenture financings, $2,250,000 from debt financing subscriptions, $70,000 from reclamation deposit redemption, and $45,000 from a related party loan, while repaying $10,000 on a third-party loan.

The Company had a working capital deficiency of $5,857,870 as of September 30, 2024 compared to a working capital deficiency of $3,142,916 as of September 30, 2023. The Company will need substantial additional funding to pay the outstanding payables and bring the operated assets back to full production. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company has decreased its activity to a minimal level to limit increases in the Company’s working capital deficiency. The Company has also limited its ongoing commitments and account demands going forward. Additionally, the Company is actively engaging with its trade partners to remedy its current working capital deficiency through all means available to it including but not limited to financing arrangements, payment plans, and principal reductions.

Management has budgeted approximately $3 million in operating expenses and $6.5 million in capital expenditures for the next 12 months, which the Company plans to finance principally from one or more equity or debt financings. The purpose of these funds will be to resume full field operations, reduce the working capital deficit, as well as invest in additional oil and gas production activities across the Company’s assets. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which we are able to bring our wells to production, our ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that we will be able to acquire the necessary funds to meet our budgeted capital expenditures, and any postponement of our planned development of our proved undeveloped reserves could materially affect our business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of our oil and gas operations, the Company currently does not have any material commitments for capital expenditures. As of the date of this report, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. Subsequent to September 30, 2024, the Company received additional $601,601 in subscription proceeds to close the first tranche of the Subsequent Private Placement. The Initial Unit Debentures of $1,365,000 and accrued interest of $59,788 were retired in exchange for the Subsequent Unit Debentures. The total gross proceeds raised from the Subsequent Unit Debentures financing are $4,276,389. The Company intends to use the financing proceeds for general working capital and capital development of its oil and gas properties.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the 2024 period would have increased by approximately $4,200.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Permex Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Permex Petroleum Corporation (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

January 14, 2025

PERMEX PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30

	2024	2023

ASSETS
Current assets
Cash	$1,513,591	$82,736
Trade and other receivables (net of allowance: 2024 - $nil; 2023 - $nil)	44,932	78,441
Prepaid expenses and deposits	146,452	127,239
Total current assets	1,704,975	288,416

Non-current assets
Reclamation deposits	75,000	145,000
Property and equipment, net of accumulated depletion and depreciation	10,281,248	10,361,419
Right of use asset, net	-	146,912

Total assets	$12,061,223	$10,941,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$3,786,909	$3,228,327
Loans payable	160,936	125,936
Convertible debentures	1,365,000	-
Debt subscription proceeds	2,250,000	-
Lease liability – current portion	-	77,069
Total current liabilities	7,562,845	3,431,332

Non-current liabilities
Asset retirement obligations	392,977	260,167
Lease liability, less current portion	-	81,456

Total liabilities	7,955,822	3,772,955

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares* issued and outstanding as of September 30, 2024 and 2023.	14,947,150	14,947,150
Additional paid-in capital	5,475,316	4,549,431
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(16,189,652)	(12,200,376)
Total stockholders’ equity	4,105,401	7,168,792

Total liabilities and stockholders’ equity	$12,061,223	$10,941,747

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED SEPTEMBER 30

	2024	2023

Revenues
Oil and gas sales	$100,220	$665,623
Royalty income	15,813	23,204
Total revenues	116,033	688,827

Operating expenses
Lease operating expense	196,428	879,471
General and administrative	2,718,975	3,536,118
Depletion and depreciation	82,215	154,834
Accretion on asset retirement obligations	36,792	31,976
Loss on settlement of asset retirement obligations	-	66,067
Loss on settlement of lease liability	38,825	-
Write-off of property and equipment	62,046	-
Total operating expenses	(3,135,281)	(4,668,466)

Loss from operations	(3,019,248)	(3,979,639)

Other income (expense)
Interest income	-	108
Other income	8,000	24,000
Foreign exchange gain (loss)	133	(3,671)
Change in fair value of warrant liability	-	22,570
Gain on settlement of warrant liability	-	930
Interest and debt expense	(483,110)	(4,259)
Loss on debt extinguishment	(495,051)	-
Total other income (expense)	(970,028)	39,678

Net loss and comprehensive loss	(3,989,276)	(3,939,961)

Deemed dividend arising from warrant modification	-	(543,234)

Net loss attributable to common stockholders	$(3,989,276)	$(4,483,195)

Basic and diluted loss and comprehensive loss per common share	$(7.23)	$(8.81)

Weighted average number of common shares outstanding*	551,503	$508,813

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares*	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity

Balance, September 30, 2022	483,150	$14,337,739	$4,513,194	$(127,413)	$(8,260,415)	$10,463,105

Exercise of warrants	68,353	781,953	-	-	-	781,953
Share issuance costs	-	(172,542)	35,919	-	-	(136,623)
Deemed dividend arising from warrant modification	-	-	543,234	-	-	543,234
Warrant modification	-	-	(543,234)	-	-	(543,234)
Share-based payments	-	-	318	-	-	318
Net loss	-	-	-	-	(3,939,961)	(3,939,961)

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Warrants issued in private placement	-	-	431,666	-	-	431,666
Warrants issued for debt amendment	-	-	494,219	-	-	494,219
Net loss	-	-	-	-	(3,989,276)	(3,989,276)

Balance, September 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(16,189,652)	$4,105,401

*	The number of shares has been restated to reflect the 4:1 reverse stock split effective on October 23, 2023 (Note 1). All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,989,276)	$(3,939,961)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	36,792	31,976
Depletion and depreciation	82,215	154,834
Foreign exchange loss (gain)	(133)	-
Amortization of debt discount	430,834	-
Loss on debt extinguishment	495,051	-
Change in fair value of warrant liability	-	(22,570)
Gain on settlement of warrant liability	-	(930)
Loss on settlement of asset retirement obligations	-	66,067
Share-based payments	-	318
Loss on settlement of lease liability	38,825	-
Gain on settlement of trade payables	(185,119)	-
Write-off of property and equipment	62,046	-

Changes in operating assets and liabilities:
Trade and other receivables	33,509	58,773
Prepaid expenses and deposits	(19,213)	190,038
Trade and other payables	778,989	1,157,736
Right of use asset and lease liability	(50,438)	7,503
Net cash used in operating activities	(2,285,918)	(2,296,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property	(3,227)	(1,445,021)
Reclamation deposit redemption	70,000	-
Net cash provided by (used in) investing activities	66,773	(1,445,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture financing	1,365,000	-
Proceeds from debt financing subscriptions received	2,250,000	-
Proceeds from exercise of warrants	-	781,953
Share issuance costs	-	(136,623)
Convertible debenture repayment to related party	-	(38,291)
Loan payable proceeds	45,000	-
Loan repayment	(10,000)	(83,561)
Net cash provided by financing activities	3,650,000	523,478

Change in cash during the year	1,430,855	(3,217,759)

Cash, beginning of the year	82,736	3,300,495

Cash, end of the year	$1,513,591	$82,736

Supplemental cash flow disclosures:
Interest paid	$2,272	$4,259
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Share purchase warrants issued in connection with debt issuance	$431,666	$-
Share purchase warrants issued in connection with exercise of warrants	$-	$579,153
Trade and other payables related to property and equipment	$-	$1,299,929
Equipment transferred in settlement with former CEO	$35,155	$-
Loan payable issued for settlement	$-	$209,497
Changes in estimates of asset retirement obligations	$(96,018)	$7,934

The accompanying notes are an integral part of these consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $16,189,652, has a working capital deficiency of $5,857,870 as of September 30, 2024 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its continuing operation, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. During the year ended September 30, 2024, the Company raised $1,365,000 through the issuance of convertible debentures and received additional proceeds of $2,250,000 from debt financing subscriptions. Subsequent to September 30, 2024, the Company received further subscription proceeds of $601,601 to complete a convertible debenture financing with total gross proceeds of $4,276,389. The $1,365,000 convertible debentures that matured on September 12, 2024 and accrued interest of $59,788 were retired in exchange for the new convertible debenture units. Management believes that these actions provide a path for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of September 30, 2024 and 2023.

Trade and other receivables

Trade and other receivables are stated at net realizable value. The majority of customers have payment terms of 30 days or less. The Company’s oil and gas revenues are mainly derived from three significant customers. As a result, the Company’s trade receivables are exposed to a concentration of credit risk. The Company routinely assesses the financial strength of its customers. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms.

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

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Impairment of long-lived assets

The Company assesses long-lived assets for impairment in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of September 30, 2024 and 2023, no impairment charge has been recorded.

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

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

The carrying values of cash, trade receivable, other current receivables, due from/to related parties, trade payable, other current payables, accrued expenses, convertible debenture and lease liability included in the accompanying consolidated balance sheets approximated fair value at September 30, 2024 and 2023. The financial statements as of and for the years ended September 30, 2024 and 2023, do not include any recurring or nonrecurring fair value measurements relating to assets or liabilities.

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

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding in the period. The diluted EPS reflects all dilutive potential common share equivalents, in the weighted average number of common shares outstanding during the period, if dilutive. All of the outstanding convertible securities, stock options and warrants were anti-dilutive for the years ended September 30, 2024 and 2023.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Foreign Currency

These consolidated financial statements are presented in United States dollars (“U.S. dollar”). The functional currency of the Company and the subsidiary of the Company is the U.S. dollar. Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. At the end of each reporting period, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at that date. All gains and losses on these foreign currency transactions are charged to profit or loss.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management assesses that the position is more likely than not (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction, based solely on the technical merits of the position. The term “tax position,” as defined in the accounting standards for income taxes, refers to a position in a previously filed tax return or a position expected to be taken in a future tax return. This position is reflected in the measurement of current or deferred income tax assets and liabilities for interim or annual periods.

New accounting standards

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

As of September 30, 2024 and 2023, receivables from contracts with customers, included in trade and other receivables, were $26,873 and $48,165, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic area.

Year ended September 30, 2024	Texas	New Mexico	Total

Crude oil	$64,611	$35,609	$100,220
Natural gas	-	-	-
Revenue from contracts with customers	$64,611	$35,609	$100,220

Year ended September 30, 2023	Texas	New Mexico	Total

Crude oil	$501,920	$154,700	$656,620
Natural gas	9,003	-	9,003
Revenue from contracts with customers	$510,923	$154,700	$665,623

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

4. CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and trade receivables. The Company’s cash balances sometimes exceed the United States’ Federal Deposit Insurance Corporation insurance limits. The Company mitigates this risk by placing its cash with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. To date, the Company has not recognized any losses caused by uninsured balances.

Trade receivables included in the Company’s receivable balance are $26,873 as of September 30, 2024 (September 30, 2023 - $73,021). For the years ended September 30, 2024 and 2023, we had two significant customers that accounted for approximately 100% and 99%, respectively, of our total oil, and natural gas revenues. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $18,060 (September 30, 2023 - $5,420). GST recoverable is due from the Canadian Government. It is management’s opinion that the Company is not exposed to significant credit risk. During the year ended September 30, 2024, the Company recognized $9,587 (2023 - $nil) in credit losses on its other receivables.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2024	September 30, 2023

Oil and natural gas properties, at cost	$10,600,489	$10,501,244
Less: accumulated depletion	(330,036)	(289,456)
Oil and natural gas properties, net	10,270,453	10,211,788
Other property and equipment, at cost	18,505	205,315
Less: accumulated depreciation	(7,710)	(55,684)
Other property and equipment, net	10,795	149,631
Property and equipment, net	$10,281,248	$10,361,419

Depletion and depreciation expenses were $82,215 and $154,834 for the years ended September 30, 2024 and 2023, respectively. The Company also recorded write-offs of property and equipment of $62,046 and $nil for the years ended September 30, 2024 and 2023, respectively

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

6. LEASES

All of the Company’s right-of-use assets are operating leases related to its office premises. Details of the Company’s right-of-use assets and lease liabilities are as follows:

	September 30, 2024	September 30, 2023

Right-of-use assets	$-	$146,912

Lease liabilities
Balance, beginning of the year	$158,525	$244,906
Addition	-	-
Liability accretion	12,346	24,221
Lease payments	(113,638)	(110,602)
Termination of lease	(57,233)	-
Balance, end of the year	$-	$158,525
Current lease liabilities	$-	$77,069
Long-term lease liabilities	$-	$81,456
Weighted-average remaining lease term (in years)	-	2.17
Weighted-average discount rate	-%	12%

The following table presents the Company’s total lease cost.

	2024	2023

Operating lease cost	$63,200	$118,105
Variable lease expense	51,062	65,245
Sublease income	-	(25,390)
Net lease cost	$114,262	$157,960

The Company had one office lease agreement for its office premises for terms ending in November 2025. During the year ended September 30, 2024, the Company entered into a settlement agreement to terminate the office lease agreement. The termination resulted in a loss of $38,825, consisting of the settlement payment and the write-off of the remaining right-of-use asset and lease liability associated with the terminated lease.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	2024	2023

Asset retirement obligations, beginning of the year	$260,167	$236,412
Obligations recognized	27,859	-
Obligations derecognized	-	(287)
Revisions of estimates	68,159	(7,934)
Accretion expense	36,792	31,976
	$392,977	$260,167

During the year ended September 30, 2024, the Company had a revision of estimates totaling $68,159 (2023 - $7,934) primarily due to changes in the timing of expected cash flows. During the year ended September 30, 2023, the Company incurred plugging and abandonment costs of $66,354 and recognized a loss of $66,067 on the settlement.

Reclamation deposits

As of September 30, 2024, the Company held reclamation deposits of $75,000 (September 30, 2023 - $145,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests. During the year ended September 30, 2024, the Company redeemed $70,000 in reclamation deposits.

8. DEBT

Convertible debentures

During the year ended September 30, 2024, the Company completed private placement financings of 1,365 convertible debenture units (each a “Unit”) for gross proceeds of $1,365,000. Each Unit is comprised of one senior secured convertible debenture in the principal amount of $1,000 and 294 common share purchase warrants as amended. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $4.08 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $1,365,000 and 401,310 Warrants.

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

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.41%, an expected life of 5 years, annualized volatility of 128.69% and a dividend rate of 0%). $431,666 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount, which is being amortized over the term of the debt. As of September 30, 2024, the debt discount was fully amortized.

The Convertible Debentures were secured by the Company’s assets, bore simple interest at a rate of 10% per annum, and matured on September 12, 2024. These Convertible Debentures were convertible into common shares of the Company at a conversion price of $3.40 per share. Interest was payable on the maturity date or upon the repayment of all or a portion of the Convertible Debenture and could be settled in cash or shares at the same conversion price. As of September 30, 2024, the Company had recorded $50,008 in accrued interest on the Convertible Debentures.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

8. DEBT (cont’d…)

As September 30, 2024, the following Convertible Debentures were outstanding:

Principal Amount	Interest rate	Maturity Date
$500,000	10%	September 12, 2024
865,000	10%	September 12, 2024
$1,365,000

As of September 30, 2024, these Convertible Debentures were in default due to the Company’s failure to repay the principal and accrued interest by the maturity date. Subsequent to September 30, 2024, the Company repaid the Convertible Debentures and the accrued interest in full.

Proceeds from debt financing subscriptions

In September 2024, the Company announced a non-brokered private placement of up to 18,635 convertible debenture units of the Company (each, a “Unit”). Each Unit consists of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 523 common share purchase warrants. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $1.91 per share. The Debentures will be secured by the Company’s assets, mature one-year from the date of issuance, and bear simple interest at a rate of 10% per annum, payable on the maturity date or upon repayment of all or any portion of the Debenture. The Debentures are convertible into common shares of the Company at a conversion price of $1.91 per share. Interest will be payable in cash or shares based on the same conversion price. As of September 30, 2024, the Company had received subscription proceeds totaling $2,250,000. The private placement was completed on November 1, 2024 for total gross proceeds of $4,276,389 (Note 15).

Loan payable

During the year ended September 30, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms.

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, payable on September 30, 2023. At September 30, 2024, the Company has an outstanding unpaid principal amount of $115,936 (September 30, 2023 - $125,936). The promissory note was in default due to the Company’s failure to repay the principal amount by its maturity date.

Debenture loan – Related party

During the year ended September 30, 2023, the Company repaid the remaining principal amount of $38,291 (CAD$52,454) on the debenture loan due to the former CEO of the Company. During the years ended September 30, 2023, the Company recorded interest of $1,182.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

9. RELATED PARTY TRANSACTIONS

(a)	The Company entered into an employment agreement with Bradley Taillon, the Company’s Chief Executive Officer, on April 29, 2024, for an annual base salary of base salary of $250,000, which shall be reviewed by the Company annually. Subject to the discretion of the board of directors, Mr. Taillon is also eligible on an annual basis for a cash bonus of up to 100% of annual salary and additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. During the year ended September 30, 2024, the Company incurred management salary of $122,312 and a one-time sign-on bonus of $50,000 for Mr. Taillon.

(b)	The Company had an employment agreement with Mehran Ehsan, the former Chief Executive Officer of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan was also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. During the year ended September 30, 2024, the Company incurred management salary of $229,167 (2023 - $250,000), for Mr. Ehsan, with no bonuses incurred in either period. Further, the terms of this employment agreement provided that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan was entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 by October 31, 2024 (subsequently paid); ii) six equal monthly payments of $7,500 starting October 1, 2024; and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155. The settlement amount of $145,000 was accrued as of September 30, 2024.

c)	On May 1, 2022, the Company entered into an employment agreement with the CFO of the Company for an annual base salary of $50,000, with no specified term. The CFO is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the year ended September 30, 2024, the Company incurred management salary of $50,000 (2023 - $50,000), to the CFO of the Company, with no bonuses incurred in either period.

d)	The convertible debenture loan from the former CEO of the Company mentioned in Note 8 was repaid off during the year ended September 30, 2023.

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the years ended September 30, 2024 and 2023 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	2024	2023

Net loss	$(3,989,276)	$(4,483,195)
Weighted average common shares outstanding	551,503	508,813

Basic and diluted loss per share	$(7.23)	$(8.81)

For the year ended September 30, 2024, 10,105 stock options, 676,663 warrants, and $1,365,000 of convertible debentures convertible into 401,471 common shares were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

For the year ended September 30, 2023, 20,313 stock options and 279,746 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At September 30, 2024 and 2023, the Company had 551,503 common shares issued and outstanding after giving effect to the 4:1 reverse stock split effective October 23, 2023. All issued and outstanding common stock, options, and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

There were no share issuance transactions during the year ended September 30, 2024

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

11. EQUITY (cont’d…)

Share-based payments

Stock options

The Company has a stock option plan (the “SOP”) in place under which it is authorized to grant options to executive officers and directors, employees and consultants. Pursuant to the SOP, the Company may issue aggregate stock options totaling up to 10% of the issued and outstanding common stock of the Company. Further, the SOP calls for the exercise price of each option to be equal to the market price of the Company’s stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years and vest at the discretion of the Board of Directors at the time of grant.

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2022	21,146	$53.04
Cancelled	(833)	42.62

Balance, September 30, 2023	20,313	$54.23
Cancelled	(10,208)	55.24
Balance, September 30, 2024	10,105	$53.21

Exercisable at September 30, 2024	10,105	$53.21

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 was $nil (September 30, 2023 - $nil).

The options outstanding as of September 30, 2024 have exercise prices in the range of $8.88 to $88.80 and a weighted average remaining contractual life of 5.6 years.

During the year ended September 30, 2024, the Company recognized $nil share-based payment expense. During the year ended September 30, 2023, the Company recognized share-based payment expense of $nil and $318, respectively, for the portion of stock options that vested during the year.

As September 30, 2024, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
3,230	$88.88	December 4, 2017	December 4, 2027
1,250	$8.88	March 16, 2020	March 16, 2030
5,625	$42.62	October 6, 2021	October 6, 2031
10,105

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2022	274,276	$48.48
Exercised	(68,353)	11.44
Granted	73,823	18.00

Balance, September 30, 2023	279,746	$39.79
Granted	401,810	4.08
Cancelled	(500)	4.08
Expired	(4,393)	95.90

Balance, September 30, 2024	676,663	$18.25

As September 30, 2024, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
147,000	$4.08	April 16, 2024	April 16, 2029
		(Subsequently cancelled – Note 15)
254,310	$4.08	June 12, 2024	June 12, 2029
		(Subsequently cancelled – Note 15)
52,083	$35.52	September 30, 2021	September 30, 2031
676,663

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

12. INCOME TAXES

	2024	2023

Loss before income taxes	$(3,989,276)	$(3,939,961)
Expected income tax recovery at statutory rates	$(598,000)	$(591,000)
Provincial income tax recovery	(373,000)	(290,000)
Effect of income taxes from US operations	(58,000)	(100,000)
Change in statutory, foreign tax, foreign exchange rates and other	(3,000)	(18,000)
Permanent differences – debt discount	116,000	-
Permanent differences – debt extinguishment	134,000	-
Permanent differences - Other	11,000	3,000
Adjustment to prior years provision versus statutory tax returns	3,000	(43,000)
Change in valuation allowance	768,000	1,039,000
Deferred income tax recovery	$-	$-

Components of the Company’s pre-tax loss and income taxes are as follows:

	2024	2023
Loss for the year
Canada	$(3,110,348)	$(2,418,491)
US	(878,928)	(1,521,470)
	$(3,989,276)	$(3,939,961)
Expected income tax (recovery)
Canada	$(589,000)	$(659,000)
US	(177,000)	(319,000)
	$(766,000)	$(978,000)
Deferred income tax
Canada	$589,000	$659,000
US	177,000	319,000
	$766,000	$978,000
Deferred income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2024	2023

Tax loss carryforwards	$3,037,000	$2,313,000
Property and equipment	15,000	39,000
Financing fees	130,000	191,000
Accrued liabilities	129,000	-
	3,311,000	2,543,000
Deferred tax assets valuation allowance	(3,311,000)	(2,543,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences include unamortized financing fees and tax loss carryforwards. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. This conclusion is primarily due to the Company’s history of cumulative losses and its expectation of continued losses in the foreseeable future. The Company had tax loss carryforwards of approximately $11,991,000 in Canada and the United States. For the years ended September 30, 2024 and 2023, the Canada tax loss carryforwards totaled $9,421,000 and $7,019,000, respectively, with expiration dates ranging from 2037 to 2043 and 2037 to 2042, respectively. The United States tax loss carryforwards for the years ended September 30, 2024 and 2023 totaled $2,569,000 and $2,367,000, respectively, and had no expiration dates, subject to 80% of taxable income. The United States tax loss carryforwards include $290,000 attributable to New Mexico state tax losses, with expiration dates ranging from 2037 to 2043.

13. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

14. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $545,505 in claims from certain trade vendors for non-payment, of which $499,162 have been accrued as of September 30, 2024. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

15. SUBSEQUENT EVENTS

i) On October 2, 2024, the Company granted stock options to directors and officers of the Company to purchase 65,000 common shares at an exercise price of $2.44 per share for a period of 10 years.

ii) On November 1, 2024, the Company closed the first tranche of a non-brokered private placement of convertible debenture units of the Company announced in September 2024 for gross proceeds of $4,276,389, of which $2,250,000 was received as subscriptions as of September 30, 2024, and $1,424,788 was issued in exchange for the outstanding debentures in the principal amount of $1,365,000 and accrued interest of $59,788. Each debenture unit consists of one convertible debenture (a “Debenture”) in the principal amount of $1,000 and 523 common share purchase warrants. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company (a “Share”) at an exercise price of $1.91 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $4,276,389 and 2,236,551 Warrants. The Debentures are secured by the Company’s assets, mature one-year from the date of issuance, and bear simple interest at a rate of 10% per annum, payable on the maturity date or upon repayment of all or any portion of the Debenture. The Debentures are convertible into common shares of the Company at a conversion price of $1.91 per share. Interest is payable in cash or shares based on the same conversion price.

iii) In October 2024, the Company retired its previously outstanding debentures of $1,365,000 along with accrued interest of $59,788 in exchange for the new debenture units. The debenture holders also agreed to cancel a total of 401,310 warrants issued in connection with the debentures. This exchange was assessed as a debt extinguishment and a loss of $105,349 was recognized in October 2024.

iv) The Company’s Long Term Incentive Plan was approved by Board on October 2, 2024, which Long Term Incentive Plan was amended and such amended plan was approved by the Board on October 23, 2024 (as amended, the “Long Term Incentive Plan”) and was approved by shareholders at the Company’s Annual General Meeting of Shareholders on November 4, 2024. The Board approved the adoption of the Long-Term Incentive Plan to replace the Company’s 2017 Stock Option Plan and all awards previously issued under the 2017 Stock Option Plan will be deemed issued under the Long-Term Incentive Plan. The maximum aggregate number of Shares issuable in respect of all Incentive Securities granted or issued under the Company’s Security Based Compensation Plans, at any point, shall not exceed (twenty percent (20%) of the total number of issued and outstanding Shares.

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Supplemental unaudited information regarding Permex’s oil and gas activities is presented in this note. All of Permex’s reserves are located within the U.S.

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2024	September 30, 2023
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	-	-
Development costs	3,227	2,019,639
Exploration costs	-	-
Total costs incurred	$3,227	$2,019,639

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	September 30, 2024	September 30, 2023
Oil and gas revenues	$116,033	$688,827
Production costs	(196,428)	(879,471)
Exploration expenses	-	-
Depletion, depreciation and amortization	(40,580)	(104,798)
Impairment of oil and gas properties	-	-
Result of oil and gas producing operations before income taxes	(120,975)	(295,442)
Provision for income taxes	-	-
Results of oil and gas producing activities	$(120,975)	$(295,442)

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved developed and undeveloped reserves:
September 30, 2022	6,237,070	3,001,170	6,737,265
Revisions	(3,588,541)	(951,270)	(3,747,086)
Purchase of proved reserves	-	-	-
Sale reserves	-	-	-
Production	(11,729)	(7,500)	(12,979)
September 30, 2023	2,636,800	2,042,400	2,977,200
Revisions	(939,436)	(904,200)	(1,090,136)
Purchase of proved reserves	-	-	-
Sale reserves	-	-	-
Production	(1,964)	-	(1,964)
September 30, 2024	1,695,400	1,138,200	1,885,100

Proved developed reserves:
September 30, 2022	1,153,870	864,770	1,297,998
September 30, 2023	1,027,100	765,300	1,154,650
September 30, 2024	508,700	279,600	555,300

Proved undeveloped reserves:
September 30, 2022	5,083,200	2,136,400	5,439,267
September 30, 2023	1,609,700	1,277,100	1,822,550
September 30, 2024	1,186,700	858,600	1,329,800

PERMEX PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of September 30, 2024 and 2023 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended September 30, 2024 and 2023 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from October through September during each respective fiscal year. The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	September 30, 2024	September 30, 2023
Future cash inflows	$134,081,000	$211,828,000
Future production costs(1)	(31,752,000)	(40,061,000)
Future development costs	(17,496,000)	(17,241,000)
Future income tax expenses	(19,746,000)	(39,262,000)
Future net cash flows	65,087,000	115,264,000
10% annual discount for estimated timing of cash flows	(36,997,000)	(60,184,000)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$28,090,000	$55,080,000

(1)	Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended September 30, 2022 (1)	$91.72	$5.79
Year ended September 30, 2023 (1)	$78.54	$3.42
Year ended September 30, 2024 (1)	$78.64	$2.21

(1)	Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from October through September during each respective fiscal year.

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

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (cont’d…)

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by ASC 932, at fiscal year-end are set forth in the table below.

	12 Months Ended
	September 30, 2024	September 30, 2023
Standardized measure of discounted future net cash flows at the beginning of the year	$55,080,000	$144,729,000
Extensions, discoveries and improved recovery, less related costs	-	-
Sales of minerals in place	-	-
Purchase of minerals in place	-	-
Revisions of previous quantity estimates	(25,208,000)	(103,529,000)
Net changes in prices and production costs	(4,323,000)	(52,170,000)
Accretion of discount	7,400,000	19,862,000
Sales of oil produced, net of production costs	80,000	191,000
Changes in future development costs	(107,000)	27,173,000
Changes in timing of future production	(15,706,000)	(16,145,000)
Net changes in income taxes	10,874,000	34,969,000
Standardized measure of discounted future net cash flows at the end of the year	$28,090,000	$55,080,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2022, Davidson & Company LLP resigned as the Company’s independent registered public accounting firm effective October 31, 2022. On October 31, 2022, through and with the approval of its Audit Committee, the Company appointed Marcum LLP as its independent registered public accounting firm.

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

During the Company’s fiscal years ended September 30, 2021 and 2020, and through the interim period ended October 31, 2022, there were no disagreements between the Company and Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davidson, would have caused Davidson to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s two most recent fiscal years ended September 30, 2021 and 2020, and the interim period ended October 31, 2022, Davidson did not advise the Company of any reportable events specified in Item 304(a)(1)(v) of Regulation S-K with respect to the Company.

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

The following control deficiencies constitute material weaknesses in internal control over financial reporting:

●	Insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department.
●	Ineffective controls over inputs used in the valuation of the Asset Retirement Obligation
●	Ineffective controls over the depletion calculation and the preparation of the oil and gas reserve report
●	Ineffective controls on the accounting and the valuation of complex financial instruments
●	Ineffective review of the financial statements due to the limited financial and reporting resources
●	Ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.”
●	Ineffective controls over the evaluation of the impact of debt amendments.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2024, our internal control over financial reporting was not effective, due to the material weaknesses in our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name and position and a brief account of the business experience of each of our directors and executive officers as of January 14, 2025. Each of the directors listed below was elected to our Board of Directors to serve until our next annual meeting of shareholders or until such director’s successor is elected and qualified.

Name	Age	Position
Bradley Taillon	34	Chief Executive Officer, President and Director
Gregory Montgomery	55	Chief Financial Officer
Richard Little	52	Director
Kevin Nanke	59	Director
BaShara (Bo) Boyd	53	Director

Biographical Information

Bradley Taillon

Bradley Taillon was appointed as the Company’s President and Chief Executive Officer on April 29, 2024 and a director on the Company’s Board of Directors on June 12, 2024. Mr. Taillon has extensive experience in the junior oil & gas industry. Mr. Taillon served as the Company’s Vice President Finance from March 15, 2024 to April 28, 2024. He served as Vice President of Finance and Investor Relations from April 2022 to December 2023 at Ruckus Energy, LLC, a private Permian Basin focused junior oil & gas company, where he recently led that company’s M&A activity. Previous to serving in this position at Ruckus Energy, Mr. Taillon served as Business Development Manager and Senior Landman at Ruckus Energy from November 2020 to April 2022 and November 2019 to October 2020, respectively. Mr. Taillon also served from March 2017 to May 2018 as an A&D Analyst at Lilis Energy, Inc. (NYSE: LLEX), a publicly listed junior oil & gas company also focused on the Permian Basin, where he helped contribute to Lilis’ success of more than doubling its acreage position in the Delaware Basin. Mr. Taillon holds a Bachelor of Business Administration in International Economics and an MBA in International Finance from Fort Hays State University. He is also a Registered Professional Landman with the AAPL.

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

Richard Little

Richard Little has served as a member of the Company’s Board of Directors since August 2024. Mr. Little is the current Chief Executive Officer of Fury Resources, Inc., privately held independent energy company, a position he has held since December 2023. Before Fury Resources, Mr. Little was the Chief Executive Officer of Battalion Oil Company (NYSE: BATL) and Halcon Resources Corporation from June 2019 to April 2023. Prior to Battalion Oil and Halcon Resources, Mr. Little served as Chief Executive Officer of Ajax Resources LLC from January 2018 to October 2018. Mr. Little was also Vice-President, Southern US Division of EP Energy. Mr. Little holds a Petroleum Engineering degree from Texas A&M, is a licensed engineer (inactive), and is engaged with industry organizations like the Society of Petroleum Engineers, American Petroleum Institute, and Independent Petroleum Association of America.

Kevin Nanke

Kevin Nanke has served as a member of the Company’s Board of Directors since August 2024. Mr. Nanke has held diverse finance and accounting executive positions in the oil and gas industry for more than 30 years. Mr. Nanke has served as the President and Manager of Nanke Energy, LLC, an oil and gas company with a focus on the Denver-Julesburg (DJ) Basin, since March 2017 and has served as President of KN Consulting from August 2012. Previously, Mr. Nanke served as Chief Financial Officer of Lilis Energy, Inc. (NYSE: LLEX) from March 2015 to January 2017 and Chief Financial Officer and Treasurer of Delta Petroleum Company from 1995 to 2012. Prior to joining Delta Petroleum, Mr. Nanke was employed by KPMG LLP, a leading global audit, tax and advisory firm. Mr. Nanke holds a Bachelor of Arts, Accounting from the University of Northern Iowa and is a Certified Public Accounting (inactive).

BaShara (Bo) Boyd

BaShara (Bo) Boyd has been a partner at Walker Eisenbraun, LLC, a corporate law firm located in Houston, Texas, since January 2019, and previously served as Senior Counsel from June 2017 to December 2018. Ms. Boyd’s practice covers an array of complex corporate, transactional, and governance matters, predominantly for clients in the energy sector. In Ms. Boyd’s twenty-five years of practice, she has excelled as a corporate and securities lawyer with a national law firm, and as general counsel, senior vice president, and corporate secretary of the then largest publicly traded, independent oil and gas producer in the Gulf of Mexico, where she had sole responsibility for managing all of the company’s legal affairs. Ms. Boyd is experienced managing A&D transactions, a full range of commercial energy transactions, health, safety and environmental matters, corporate governance, securities and exchange compliance, executive compensation and employment matters, insurance and risk mitigation, investor relations, internal investigation and audit processes, litigation discovery practices and regulatory compliance at local, state and national levels. Ms. Boyd graduated from The University of Texas at Austin and earned her J.D. from the University of Houston Law Center, magna cum laude.

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

Independence

We have determined Richard Little, Kevin Nanke, and BaShara (Bo) Boyd, to be “independent” directors within the meaning of the listing standards of the Nasdaq Capital Market. Bradley Taillon is not independent since he is the current President and CEO of the Company. In making our independence determinations, we have considered all relationships between any of the directors and the Company.

Committees of our Board of Directors

Our Board of Directors has a separately designated standing audit committee (the “Audit Committee”) and compensation committee (the “Compensation Committee”).

Compensation Committee

Our Compensation Committee currently consists of three board members, Richard Little, Kevin Nanke, and BaShara (Bo) Boyd. Our board of directors has affirmatively determined that each of Mr. Little, Mr. Nanke, and Ms. Boyd satisfies the “independence” requirements of the SEC and Nasdaq Capital Market Company Guide. Our Board has adopted a Compensation Committee Charter specifying (i) the scope of the Compensation Committee’s responsibilities, and how it carries out those responsibilities, including structure, processes and membership requirements; (ii) the Compensation Committee’s responsibility for determining, or recommending to the Board for determination, the compensation of the chief executive officer and all other executive officers of the Company; and (iii) that the Company’s chief executive officer may not be present during voting or deliberations on his or her compensation.

Audit Committee

Our Audit Committee currently consists of three board members, Richard Little, Kevin Nanke, and Bashara (Bo) Boyd. Our board of directors has affirmatively determined that each of Mr. Little, Mr. Nanke, and Ms. Boyd satisfies the “independence” requirements of the SEC and Nasdaq Capital Market Company Guide. The Audit Committee will meet at least two times per year. Each member of the Audit Committee is financially literate, and in addition, our Board of Directors has determined that Kevin Nanke qualifies as an “audit committee financial expert,” as defined in applicable SEC regulations.

Our Audit Committee is responsible for overseeing our financial reporting process on behalf of the Board, including overseeing the work of the independent auditors who report directly to the Audit Committee. The specific responsibilities of our Audit Committee, among others, include:

●	evaluating the performance and assessing the qualifications of the independent directors and recommending to the Board and the shareholders the appointment of our external auditor;

●	determining and approving the engagement of and compensation for audit and non-audit services of our external auditor;

●	reviewing our financial statements and management’s discussion and analysis of financial condition and results of operations and recommending to our Board of Directors whether or not such financial statements and management’s discussion and analysis of financial condition and results of operations should be approved by our Board of Directors;

●	conferring with our external auditor and with management regarding the scope, adequacy and effectiveness of internal financial reporting controls;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding our accounting controls, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting and auditing matters; and

●	reviewing and discussing with management and the independent auditor, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including major financial risk exposure and investment and hedging policies and the steps taken by management to monitor and control our exposure to such risks.

Nominating Committee Functions

Our Board serves in place of a nominating and corporate governance committee, to nominate members to our Board of Directors. The functions of a nominating committee are performed exclusively by the independent directors on the Board, meeting separately, and determinations are made by a majority of such independent directors. In lieu of a charter for the nominating committee functions, our Board has adopted resolutions addressing the nominations process and certain other matters related to corporate governance.

Committee Charters and Other Corporate Governance Matters

Audit and Compensation Committee Charters

Each of the Audit Committee and Compensation Committee operates under a written charter setting forth the functions and responsibilities of the committee, which is reviewed by the committee on a periodic basis, and by the Board of Directors as appropriate.

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

Insider Trading Policy

As of the date of this report, the Company has not adopted an Insider Trading Policy. We anticipate that the Insider Trading Policy will be adopted in the near future. The absence of such a policy is not reflective of disregard for the principles of fair and ethical trading practices. The Company is keenly aware of the importance of establishing clear guidelines to prevent insider trading and to uphold the Company’s reputation for integrity and ethical conduct.

Policies And Practices for Granting Certain Equity Awards

The Company’s policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee of the Board is responsible for determining the long-term incentive component of executive compensation.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions, and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board or Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

Director Compensation

We have no formal policy concerning director compensation; however, options may be granted to directors as compensation for services on the Board, at the discretion of our Board. Prior to September 30, 2024, we have not paid any cash or equity-based compensation to our directors for service on the Board of Directors. However, in October 2024, we issued options to purchase an aggregate of 60,000 shares of common stock to our directors for their service on the Board of Directors and may continue to do so in the future.

The following table presents the total compensation for each person who served as a member of our Board of Directors (other than Bradley Taillon, our current Chief Executive Officer and Mehran Ehsan, our former Chief Executive Officer, each of whose compensation is summarized below under “Summary Compensation Table”) and received compensation for such service on our Board of Directors during the fiscal year ended September 30, 2024. Mehran Ehsan resigned from the Board on June 12, 2024.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Richard Little	—	—	—	—	—	—	—
Kevin Nanke	—	—	—	—	—	—	—
Douglas Charles Urch (1)	—	—	—	—	—	—	—
John James Lendrum (2)	—	—	—	—	—	—	—
James Perry Bryan (3)	—	—	—	—	—	—	—
Barry Whelan (4)	—	—	—	—	—	—	—
Melissa Folz (5)	—	—	—	—	—	—	—

(1) Douglas Charles Urch resigned from the Board on June 20, 2024.

(2) John James Lendrum resigned from the Board on June 20, 2024.

(3) James Perry Bryan resigned from the Board on June 12, 2024.

(4) Barry Whelan also served as our Chief Operating Officer. Barry Whelan resigned from the Board on June 12, 2024.

(5) Melissa Folz resigned from the Board on June 12, 2024.

ITEM 11. EXECUTIVE COMPENSATION

For the purposes hereof, a named executive officer (“NEO”) of the Company means the Company’s current Chief Executive Officer, Bradley Taillon (since April 29, 2024) and the Company’s former Chief Executive Officer, Mehran Ehsan (until April 29, 2024), as no other executive officer of the Company received total compensation in 2024 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table

The following table sets forth, for the years ended September 30, 2024 and 2023, all compensation paid or accrued by the Company, to or on behalf of the NEO:

Name and Principal Position	Fiscal Years Ended 09/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Bradley Taillon	2024	122,312	50,000	—	—	—	—	—		172,312
President, CEO and Director (1)	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
Mehran Ehsan	2024	229,167	—	—	—	—	—	180,155	(3)	409,322
Former President, CEO and Director (2)	2023	250,000	—	—	—	—	—	—		250,000

(1) Bradley Taillon was appointed as President and Chief Executive Officer of the Company effective April 29, 2024 and as a director on June 12, 2024. From March 15, 2024 to April 28, 2024, Mr. Taillon served as the Company’s Vice President Finance. For Mr. Taillon’s 2024 salary, $104,167 was earned by Mr. Taillon in his role as the Company’s President and Chief Executive Officer and $18,145 was earned by Mr. Taillon in his role as the Company’s Vice President Finance. Mr. Taillon received a one-time cash bonus payment of $50,000 as a signing bonus under his employment agreement for his role as the Company’s President and Chief Executive Officer.

(2) Mehran Ehsan resigned as President and Chief Executive Officer of the Company on April 29, 2024, and from the Board on June 12, 2024. From April 29, 2024 through August 30, 2024, Mehran Ehsan served as Vice President of Business Development. For his 2024 salary, $145,834 of salary was earned by Mr. Ehsan in his role as President and Chief Executive Officer and $83,333 of salary was earned by Mr. Ehsan in his role as Vice President of Business Development

(3) Represents amount paid under Mr. Ehsan’s separation agreement with Company of which (i) $35,155 which is the fair market value of the Jeep Gladiator transferred to Mr. Ehsan, (ii) $100,000 is a lump sum payment paid on October 31, 2024 and (iii) $45,000 is the value of six months of continued payments to be Mr. Ehsan (with the first payment of $7,500 paid prior to September 30, 2024), in each case pursuant to Mr. Ehsan’s separation agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and restricted stock unit awards held by our NEO’s that were outstanding as of September 30, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Bradley Taillon President, CEO and Director	—		—	—	$—	—	—	—	—	—
Mehran Ehsan	2,813	(1)	—	—	$90	12/4/2027	—	—	—	—
Former President, CEO and Director	3,125	(2)	—	—	$43.20	10/6/2031	—	—	—	—

(1) Stock options granted to Mehran Ehsan in December 2017 vested immediately upon grant.

(2) Stock options granted to Mehran Ehsan in October 2021 vested immediately upon grant.

Stock Incentive Plan

Long Term Incentive Plan

The Company’s Long Term Incentive Plan was originally approved by Board on October 2, 2024, and amended by the Board on October 23, 2024 (as amended, the “Long Term Incentive Plan”) and was approved by shareholders at the Company’s Annual General Meeting of Shareholders on November 4, 2024. The Long Term Incentive Plan was adopted to replace the Company’s 2017 Stock Option Plan and all awards previously issued under the 2017 Stock Option Plan will be deemed issued under the Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value by: (a) encouraging the attraction and retention of eligible persons under the Long Term Incentive Plan; (b) encouraging such eligible persons to focus on critical long-term objectives; and (c) promoting greater alignment of the interests of such eligible persons with the interests of the Company, in each case as applicable to the type of eligible person to whom an award under the Long Term Incentive Plan is granted.

The maximum aggregate number of the Company’s common shares issuable pursuant to awards granted under the Long Term Incentive Plan shall not exceed twenty percent (20%) of the total number of issued and outstanding common shares of the Company on a non-diluted basis at such point in time, provided no more than 110,300 may be issued to U.S. taxpayers in connection with exercise of incentive stock options.

The Long Term Incentive Plan is administered by the Board, which has authority to interpret and construe any provision of this Long Term Incentive Plan and to adopt, amend and rescind such rules and regulations for administering this Long Term Incentive Plan as the Board may deems necessary in order to comply with the requirements of this Long Term Incentive Plan. The Board may delegate its powers under the Long Term Incentive Plan to the Compensation Committee or such other committee of the Board, as the Board determines.

Any of the Company’s common shares related to awards granted under the Long Term Incentive Plan which have been settled in cash, cancelled, surrendered, forfeited, expired or otherwise terminated without the issuance of such common shares shall be available again for granting awards under the Long Term Incentive Plan.

Subject to the provisions of the Long Term Incentive Plan (including, without limitation, restrictions on grants to investor relations service providers) and such other terms and conditions as the Board may prescribe, the Board may, from time to time, grant awards of restricted stock units, performance stock units, deferred stock units and stock options to all categories of eligible persons, except that eligible charitable organizations shall only be entitled to receive stock options.

Employment, Consulting and Management Agreements

Other than the executive employment agreement between the Company and Bradley Taillon, the material terms of which are set forth below, the Company does not have any compensation agreements or arrangements that the Company or any of its subsidiaries have entered into with respect to services provided by a NEO, a director or any other party in the event such services provided are typically provided by a director or NEO (collectively, “Compensation Arrangements”). Previously, the Company had an employment agreement with Mehran Ehsan, its former Chief Executive Officer, which agreement terminated upon Mr. Ehsan’s termination from the Company on August 30, 2024.

Employment Agreement with Bradley Taillon

Pursuant to an employment agreement between the Company and Bradley Taillon dated April 29, 2024, the Company employs Mr. Taillon to serve as the President and Chief Executive Officer of the Company and to perform such duties and have such authority as may from time to time be assigned by the Board. As compensation for the performance of such duties, Mr. Taillon is to receive an annual base salary of $250,000. Mr. Taillon is also eligible for cash bonuses and grants of stock options under the Company’s stock incentive plans, in the sole discretion of the Board, as well as group health, medical and disability insurance benefits and any other fringe benefit programs that the Company maintains from time to time for the benefit of its employees. In addition to any annual bonus, Mr. Taillon is eligible for additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater.

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

Mr. Taillon is required to give the Company not less than two weeks’ notice in the event of his resignation. Upon receipt of his notice of resignation, or at any time thereafter, the Company has the right to elect to pay, in lieu of such notice period, Mr. Taillon’s salary for the remainder of the notice period and a reasonable amount in lieu of the benefits for that period. If the Company elects for payment in lieu of notice, the Mr. Taillon’s employment shall terminate immediately upon such payment.

In the event of death, Mr. Taillon’s employment shall be deemed to have terminated on the date thereof and the Company shall pay his estate the amounts specified above in respect of termination without cause.

Employment Agreement with Mehran Ehsan

Pursuant to an employment agreement between the Company and Mehran Ehsan dated May 1, 2022, the Company employed Mr. Ehsan to serve as the President and Chief Executive Officer of the Company and to perform such duties and have such authority as may from time to time be assigned by the Board. As compensation for the performance of such duties, the Company paid Mr. Ehsan an annual base salary of $250,000. Mr. Ehsan was also eligible for cash bonuses and grants of stock options under the Company’s stock incentive plans, in the sole discretion of the Board, as well as group health, medical and disability insurance benefits and any other fringe benefit programs that the Company maintains from time to time for the benefit of its employees.

Mr. Ehsan resigned as President and Chief Executive Officer of the Company on April 29, 2024 and on May 15, 2024, the Company amended Mr. Ehsan’s employment agreement to change his role to Vice President of Business Development, effective April 29, 2024. All other terms and conditions of Mr. Ehsan’s employment agreement remained the same, until the agreement was terminated in connection with Mr. Ehsan’s departure from the Company on August 30, 2024.

Separation Agreement with Mehran Ehsan

On August 30, 2024, we entered into a separation agreement with Mehran Ehsan. The terms of the separation agreement provides that Mr. Ehsan is entitled to receive: i) a lump sum payment of $100,000 payable by October 31, 2024 (paid); ii) six equal monthly payments of $7,500 starting October 1, 2024 ($22,500 paid); and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155 (completed). In addition, the separation agreement provides that Mr. Ehsan shall make himself reasonably available to us for a period of 12 months following the effective date of the separation agreement and to respond promptly for any requests for information regarding the Company and to fully cooperate in any litigation. Further, under the terms of the separation agreement, Mr. Ehsan agreed to a one-year non-compete clause.

Other than pursuant to the Mr. Taillon’s employment agreement described above, the Company has not granted any termination or change of control benefits with respect to any compensation arrangement and there are no compensatory plans or arrangements with respect to any NEO or director resulting from the resignation, retirement or any other termination of any NEO or director or from a change of any NEO’s or director’s responsibilities following a change of control. In case of termination of NEOs, other than the CEO, common law and statutory law applies.

The table below sets forth information with respect to each NEO currently employed by the Company in order to assist the reader in determining the potential payment to each such NEO in the event of the termination of such NEO’s employment by the Company other than for cause or in the event of a change of control. The estimated payments have been calculated on the basis of employment agreements as they exist at the date of this Annual Report and assuming that they were in effect on September 30, 2024.

Name	Estimated Payment Assuming Termination Without Cause on September 30, 2024 ($)	Estimated Payment Assuming a Change of Control on September 30, 2024 ($)
Bradley Taillon	$625,000	—

The estimated payments assuming a change of control on September 30, 2024 are based on the assumption that the NEOs are terminated without cause or elect to terminate the agreements.

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

Stock Options and Other Incentive Awards

Stock options and other incentive awards granted under the Long Term Incentive Plan are also an important component of aligning the objectives of the Company’s employees with those of shareholders. The Company expects to provide significant option positions to senior employees and lesser amounts to lower-level employees.

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

Pension Disclosure

The Company does not currently provide any pension plan or any other kind of welfare benefits for executive officers, directors, or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the beneficial ownership of our capital stock outstanding as of January 14, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common shares;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and named executive officers as a group.

The percentage ownership information is based on 551,503 common shares outstanding as of January 14, 2025. The number of shares owned are those beneficially owned, as determined under the rules of the SEC. Under these rules, beneficial ownership includes any common shares as to which a person has sole or shared voting power or investment power and any common shares that the person has the right to acquire within 60 days of January 14, 2025 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. These shares are deemed to be outstanding and beneficially owned by the person holding such option, warrants or other derivative securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Permex Petroleum Corporation, 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056.

	Number of Shares Beneficially Owned		Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers:
Bradley Taillon	52,050	(1)	8.62%
Richard Little	20,000	(2)	3.50%
Kevin Nanke	15,000	(3)	2.65%
BaShara (Bo) Boyd	-		-%
Mehran Ehsan (4)	19,092	(4)	3.46%
Gregory Montgomery	1,875	(5)	0.34%
All Current Executive Officers and Directors as a Group (5 persons)	88,925		13.89%
5% or Greater Shareholders:
Kent Lindemuth	1,623,037	(6)	74.64%
Jeffrey E. Eberwein	420,036	(7)	43.23%
John Peckham	54,101	(8)	8.93%
Justin Law	54,101	(9)	8.93%
John James Lendrum	82,813	(10)	14.30%
James Perry Bryan	73,437	(11)	12.75%
Ramnarain Jaigobind (12)	133,235	(13)	21.06%

(1) Represents 25,000 common shares issuable upon exercise of options with an exercise price of $2.44 and 27,050 shares issuable upon conversion of $51,666 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. Mr. Taillon disclaims beneficial ownership of warrants to purchase up to 26,150 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(2) Represents 20,000 common shares issuable upon exercise of options with an exercise price of $2.44.

(3) Represents 15,000 common shares issuable upon exercise of options with an exercise price of $2.44.

(4) Represents (i) 8,571 common shares owned by Mehran Ehsan, (ii) 10,417 common shares owned by N.A. Energy Resources Corporation, and (iii) 104 common shares owned by Mehran Ehsan’s spouse. Mehran Ehsan is the President and Chief Executive Officer of N.A. Energy Resources Corporation and in such capacity has the right to vote and dispose of the securities held by such entity.

(5) Represents 1,250 common shares issuable upon exercise of options with an exercise price of $12.00 CAD and 625 common shares issuable upon exercise of options with an exercise price of $57.60 CAD.

(6) Represents 1,623,037 common shares issuable upon conversion of $3,100,000 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. The address is 4350 NW Green Hills, Topeka, KS 66618. Mr. Lindemuth disclaims beneficial ownership of warrants to purchase up to 1,569,000 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(7) Represents 420,036 common shares issuable upon conversion of $802,268 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. The address is 4 Lockwood Avenue, Old Greenwich, CT 06870. Mr. Eberwein disclaims beneficial ownership of warrants to purchase up to 406,051 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(8) Represents 54,101 common shares issuable upon conversion of $103,333 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. The address is 130 S Estates Dr, Salina, KS 67401. Mr. Peckham disclaims beneficial ownership of warrants to purchase up to 52,300 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(9) Represents 54,101 common shares issuable upon conversion of $103,333 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. The address is 2223 Tamarron Terrace, Manhattan, KS 66502. Mr. Law disclaims beneficial ownership of warrants to purchase up to 52,300 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

(10) Represents (i) 29,167 common shares owned by Petro Americas Resources, LLC, (ii) 26,042 common shares owned by Rockport Permian, LLC, (iii) 13,021 common shares issuable upon exercise of warrants owned by Rockport Permian, LLC and (iv) 14,583 common shares issuable upon exercise of warrants owned by Petro Americas Resources, LLC. John James Lendrum has the right to vote and dispose of the securities held by each of Petro Americas Resources, LLC and Rockport Permian, LLC.

(11) Represents (i) 48,958 common shares owned by Pratt Oil and Gas, LLC and (ii) 24,479 common shares issuable upon exercise of warrants owned by Pratt Oil and Gas, LLC. James Perry Bryan has the right to vote and dispose of the securities held by Pratt Oil and Gas, LLC.

(12) Ramnarain Jaigobind is a principal of ThinkEquity LLC a registered broker dealer with a registered address of c/o ThinkEquity LLC 17 State Street, 41st Floor New York, NY 10004. ThinkEquity LLC acted as the Company’s placement agent for its March 2022 private placement offering, as financial advisor for the June 2023 warrant exercise program and is the representative for the several underwriters of this offering.

(13) Represents 52,083 common shares and 81,152 shares issuable upon conversion of $155,000 of 10% senior secured convertible notes (including accrued interest as of January 14, 2025 and interest accruing for 60-days after January 14, 2025) at a conversion price of $1.91. Mr. Jaigobind disclaims beneficial ownership of warrants to purchase up to 108,901 common shares as the holder of the warrants may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (or, at the election of the holder, 9.99%) of our then outstanding common shares following such exercise.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of September 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	10,105	(1)	$53.21	(2)	45,045
Equity compensation plans not approved by securityholders	—		—		—
Total	10,105		$53.21		45,045

(1)	Represents the number of common shares available for issuance upon exercise of outstanding options as at September 30, 2024.
(2)	CAD$71.90 converted into USD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is set forth in the sections entitled “Related Party Transactions” and “Executive Compensation”.

Independence

We have determined each of Richard Little, Kevin Nanke, and BaShara (Bo) Boyd to be “independent” directors within the meaning of the listing standards of the Nasdaq Capital Market. Bradley Taillon is not independent since he is the current President and CEO of the Company. In making our independence determinations, we have considered all relationships between any of the directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees

The following table sets forth the aggregate fees billed by our current and prior independent accountants, Marcum LLP and Davidson & Company LLP, for professional services rendered in the fiscal years ended September 30, 2024 and 2023.

	2024	2023
Audit Fees (1)	$199,913	$530,390
Audit-Related Fees (2)	86,746	111,980
Tax fees (3)	-	-
All Other Fees (4)	-	-

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statements on Form S-1
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Marcum LLP to provide any non-audit services to the Company unless: (a) the agreement is approved in advance by the Audit Committee; or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Marcum LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless: (1) the procedures and policies are detailed in advance as to such services; (2) the Audit Committee is informed of such services prior to commencement; and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)

3.2	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)

3.3*	Amendment to the Articles of Permex Petroleum Corporation

4.1	Specimen of Share Certificate for Permex Petroleum Corporation’s common shares (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

4.2*	Description of Common Stock

4.3	Form of Incentive Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

4.4	Form of 10% Secured Convertible Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

4.5	Form of Common share Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

4.6	Form of Registration Rights Agreement between the Company and various purchasers (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

4.7	Form of Registration Rights Agreement between the Company and various purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

10.2+	Employment Agreement by and between the Company and Mehran Ehsan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2022)

10.3+	Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024)

10.4+	Executive Employment Agreement by and between the Company and Gregory Montgomery (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 15, 2022)

10.5+	Employment Agreement dated April 29, 2024 between the Company and Bradley Taillon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2024)

10.6+	Separation Agreement dated August 30, 2024 between the Company and Mehran Ehsan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024)

10.7	Security Agreement, dated November 1, 2024, by and between the Company, various obligors and Jeffrey Eberwein, as collateral agent for the holders of the debentures (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

14.1	Code of Business Conduct and Ethics, (Incorporated by reference filed as an Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on February 13, 2023).

16.1	Letter of Davidson & Company LLP dated November 3, 2022 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of MKM Engineering

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2024

99.2	Appraisal of Certain Oil & Gas Interests Owned by Permex Petroleum Corporation Located in New Mexico & Texas as of September 30, 2023(Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on July 26, 2024).

99.3*	Audit Committee Charter

99.4*	Compensation Committee Charter

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: January 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Date

/s/ Bradley Taillon	Chief Executive Officer, President and Director (Principal Executive Officer)	January 14, 2025
Bradley Taillon

/s/ Gregory Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	January 14, 2025
Gregory Montgomery

/s/ Richard Little	Director	January 14, 2025
Richard Little

/s/ Kevin Nanke	Director	January 14, 2025
Kevin Nanke

/s/ BaShara (Bo) Boyd	Director	January 14, 2025
BaShara (Bo) Boyd

