Form 10-Q
period 2024-12-31
Permex Petroleum Corp
filed 2025-02-14
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 14, 2025, there were 551,503 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2024. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves;

●	our financial strategy, liquidity and capital requirements;

●	our realized or expected natural gas prices;

●	our timing and amount of future production of natural gas;

●	our future drilling plans and cost estimates;

●	our competition and government regulations;

●	our ability to make acquisitions;

●	general economic conditions;

●	our future operating results;

●	our expectations regarding having our securities listed on Nasdaq Capital Market; and

●	our future plans, objectives, expectations and intentions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2024.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	September 30, 2024

ASSETS
Current assets
Cash	$690,798	$1,513,591
Trade and other receivables (net of allowance: December 31, 2024 - $nil; September 30, 2024 - $nil)	62,263	44,932
Prepaid expenses and deposits	115,155	146,452
Total current assets	868,216	1,704,975

Non-current assets
Reclamation deposits	75,000	75,000
Property and equipment, net of accumulated depletion and depreciation	10,471,137	10,281,248

Total assets	$11,414,353	$12,061,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$3,839,324	$3,786,909
Loans payable	160,936	160,936
Convertible debentures	2,802,226	1,365,000
Debt subscription proceeds	-	2,250,000
Total current liabilities	6,802,486	7,562,845

Non-current liabilities
Asset retirement obligations	407,948	392,977

Total liabilities	7,210,434	7,955,822

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares issued and outstanding as of December 31, 2024 and September 30, 2024.	14,947,150	14,947,150
Additional paid-in capital	7,402,555	5,475,316
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(18,018,373)	(16,189,652)

Total stockholders’ equity	4,203,919	4,105,401

Total liabilities and stockholders’ equity	$11,414,353	$12,061,223

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2024	2023

Revenues
Oil and gas sales	$123,215	$47,651
Royalty income	3,566	5,464
Total revenues	126,781	53,115

Operating expenses
Lease operating expense	428,268	91,435
General and administrative	1,274,526	683,683
Depletion and depreciation	55,719	21,978
Accretion on asset retirement obligations	14,971	9,198
Gain on settlement of trade payables	(197,207)	-
Total operating expenses	(1,576,277)	(806,294)

Loss from operations	(1,449,496)	(753,179)

Other income (expense)
Foreign exchange gain (loss)	22,105	(3,676)
Other income	-	6,000
Interest expense	(295,981)	(1,026)
Loss on debt extinguishment	(105,349)	-
Total other income (expense)	(379,225)	1,298

Net loss and comprehensive loss	$(1,828,721)	$(751,881)

Basic and diluted loss and comprehensive loss per common share	$(3.32)	$(1.36)

Weighted average number of common shares outstanding	551,503	551,503

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended December 31

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(16,189,652)	$4,105,401

Warrants issued in private placement	-	-	1,792,002	-	-	1,792,002
Stock-based compensation	-	-	135,237	-	-	135,237
Net loss	-	-	-	-	(1,828,721)	(1,828,721)

Balance, December 31, 2024	551,503	$14,947,150	$7,402,555	$(127,413)	$(18,018,373)	$4,203,919

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Net loss	-	-	-	-	(751,881)	(751,881)
Balance, December 31, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,952,257)	$6,416,911

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31

(UNAUDITED)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,828,721)	$(751,881)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	14,971	9,198
Depletion and depreciation	55,719	21,978
Foreign exchange (gain) loss	(22,105)	3,676
Gain on settlement of trade payables	(197,207)	-
Amortization of debt discount	212,490	-
Loss on debt extinguishment	105,349	-
Stock-based compensation	135,237	-

Changes in operating assets and liabilities:
Trade and other receivables	(17,331)	28,981
Prepaid expenses and deposits	31,297	18,986
Trade and other payables	273,947	512,020
Right of use asset and lease liability	-	1,306
Net cash used in operating activities	(1,236,354)	(155,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property	(188,040)	-
Reclamation deposit redemption	-	70,000
Net cash (used in) provided by investing activities	(188,040)	70,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture financing	601,601	-
Loan payable proceeds	-	45,000
Loan repayment	-	(10,000)
Net cash provided by financing activities	601,601	35,000

Change in cash during the period	(822,793)	(50,736)

Cash, beginning of the period	1,513,591	82,736

Cash, end of the period	$690,798	$32,000

Supplemental cash flow disclosures:
Interest paid	$1,246	$1,026
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Trade and other payables related to property and equipment	$57,568	$-
Accrued debt interest settled through debt issuance	$59,788	$-
Debt subscription proceeds transferred to convertible debentures	$2,250,000	$-
Share purchase warrants issued in connection with debt issuance	$1,792,002	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

1. BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 1700 Post Oak Boulevard, 2 Blvd Place Suite 600, Houston Texas, 77056. Its registered office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company’s common shares are listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL”.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of the Company’s wholly-owned subsidiary, Permex Petroleum US Corporation. All intercompany balances and transactions have been eliminated.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $18,018,373, has a working capital deficiency of $5,934,270 as of December 31, 2024 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its continuing operations, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. During the three months ended December 31, 2024, the Company received additional debt subscription proceeds of $601,601 to complete a convertible debenture financing with total gross proceeds of $4,276,389. The $1,365,000 convertible debentures that matured on September 12, 2024 and accrued interest of $59,788 were retired in exchange for the new convertible debenture units. Management believes that these actions provide a path for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” on the Consolidated Statements of Operations.

As of December 31, 2024 and September 30, 2024, receivables from contracts with customers, included in trade and other receivables, were $45,420 and $26,873, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended December 31, 2024	Texas	New Mexico	Total

Crude oil	$123,215	$-	$123,215
Natural gas	-	-	-
Revenue from contracts with customers	$123,215	$-	$123,215

Three months ended December 31, 2023	Texas	New Mexico	Total

Crude oil	$29,624	$18,027	$47,651
Natural gas	-	-	-
Revenue from contracts with customers	$29,624	$18,027	$47,651

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

Trade receivables included in the Company’s receivable balance are $45,420 as of December 31, 2024 (September 30, 2024 - $26,873). For the three months ended December 31, 2024 and 2023, the Company had one significant customer that accounted for approximately 100% and 62%, respectively, of our total oil and natural gas revenues. The Company routinely assesses the financial strength of its customers. The non-trade receivable balance consists of goods and services tax (“GST”) recoverable of $16,843 (September 30, 2024 - $18,060). GST recoverable is due from the Canadian Government. It is management’s opinion that the Company is not exposed to significant credit risk. During the three months ended December 31, 2024, the Company recognized $nil (2023 - $9,587) in credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2024	September 30, 2024

Oil and natural gas properties, at cost	$10,846,097	$10,600,489
Less: accumulated depletion	(384,829)	(330,036)
Oil and natural gas properties, net	10,461,268	10,270,453
Other property and equipment, at cost	18,505	18,505
Less: accumulated depreciation	(8,636)	(7,710)
Other property and equipment, net	9,869	10,795
Property and equipment, net	$10,471,137	$10,281,248

Depletion and depreciation expense was $55,719 and $21,978 for the three-month periods ended December 31, 2024 and 2023, respectively.

6. LEASES

The Company had an office lease agreement for its Dallas premises with a term ending in November 2025. During the year ended September 30, 2024, the Company entered into a settlement agreement to terminate this lease. The termination resulted in a loss of $38,825 recognized in the three months ended September 30, 2024, consisting of the settlement payment and the write-off of the remaining right-of-use asset and lease liability associated with the terminated lease.

During the year ended September 30, 2024, the Company paid $113,638 in lease payments and recognized $12,346 in accretion expense. For the three months ended December 31, 2023, the Company incurred $21,554 in operating lease expenses and $14,947 in variable lease expenses.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	December 31, 2024	September 30, 2024

Asset retirement obligations, beginning of the year	$392,977	$260,167
Obligations recognized	-	27,859
Obligations derecognized	-	-
Revisions of estimates	-	68,159
Accretion expense	14,971	36,792
	$407,948	$392,977

During the year ended September 30, 2024, the Company had a revision of estimates totaling $68,159 primarily due to changes in the timing of expected cash flows.

Reclamation deposits

As of December 31, 2024, the Company held reclamation deposits of $75,000 (September 30, 2024 - $75,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

8. DEBT

Convertible debentures

During the year ended September 30, 2024, the Company completed private placement financings of 1,365 convertible debenture units for gross proceeds of $1,365,000. Each unit is comprised of one senior secured convertible debenture in the principal amount of $1,000 and 294 common share purchase warrants as amended. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $4.08 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $1,365,000 and 401,310 Warrants.

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

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.41%, an expected life of 5 years, annualized volatility of 128.69% and a dividend rate of 0%). $431,666 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount being amortized over the term of the debt. As of September 30, 2024, the debt discount was fully amortized.

In October 2024, the Company retired the outstanding debentures of $1,365,000 along with accrued interest of $59,788 in exchange for the new debenture units issued on November 1, 2024. The debenture holders also agreed to cancel a total of 401,310 warrants issued in connection with the debentures. This exchange was assessed as a debt extinguishment and a loss of $105,349 was recognized during the three months ended December 31, 2024.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

8. DEBT (cont’d…)

On November 1, 2024, the Company completed a non-brokered private placement of convertible debenture units for gross proceeds of $4,276,389, of which $2,250,000 was received as subscriptions as of September 30, 2024, and $1,424,788 was issued in exchange for the outstanding debentures in the principal amount of $1,365,000 and accrued interest of $59,788. Each debenture unit consists of one convertible debenture in the principal amount of $1,000 and 523 common share purchase warrants. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $1.91 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $4,276,389 and 2,236,551 Warrants. The Debentures are secured by the Company’s assets, mature one-year from the date of issuance, and bear simple interest at a rate of 10% per annum, payable on the maturity date or upon repayment of all or any portion of the Debenture. The Debentures are convertible into common shares of the Company at a conversion price of $1.91 per share. Interest is payable in cash or shares based on the same conversion price.

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.06%, an expected life of 5 years, annualized volatility of 125.14% and a dividend rate of 0%). $1,792,002 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount being amortized over the term of the debt. As of December 31, 2024, the unamortized debt discount was $1,474,163.

The table below summarizes the outstanding principal of the Company’s senior, secured convertible debentures.

	December 31, 2024	September 30, 2024

10% debentures due September 12, 2024	$-	$1,365,000
10% debentures due November 1, 2025	4,276,389	-
Total	4,276,389	1,365,000
Unamortized discount	(1,474,163)	-
Convertible debentures	$2,802,226	$1,365,000

Loans payable

During the year ended September 30, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms. As of December 31, 2024, the full amount remained outstanding.

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, originally payable on September 30, 2023. The promissory note was in default due to the Company’s failure to repay the principal amount by its maturity date. At December 31, 2024, the Company had an outstanding unpaid principal amount of $115,936 (September 30, 2024 - $115,936).

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

9. RELATED PARTY TRANSACTIONS

(a)	The Company entered into an employment agreement with Bradley Taillon, the Company’s Chief Executive Officer, on April 29, 2024, for an annual base salary of base salary of $250,000, which shall be reviewed by the Company annually. Subject to the discretion of the board of directors, Mr. Taillon is also eligible on an annual basis for a cash bonus of up to 100% of annual salary and additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. During the three months ended December 31, 2024, the Company incurred management salary of $62,500 and a performance bonus of $50,000 for Mr. Taillon.

(b)	On May 1, 2022, the Company entered into an employment agreement Gregory Montgomery, the Company’s Chief Financial Officer, for an annual base salary of $50,000, with no specified term. Mr. Montgomery is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the three months ended December 31, 2024, the Company incurred management salary of $12,500 (2023 - $12,500), to Mr. Montgomery, with no bonuses incurred in either period.

(c)	The Company had an employment agreement with Mehran Ehsan, the former Chief Executive Officer of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan was also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. Further, the terms of this employment agreement provided that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan was entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 by October 31, 2024 (subsequently paid); ii) six equal monthly payments of $7,500 starting October 1, 2024; and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155. The settlement amount of $145,000 was accrued as of September 30, 2024. During the three months ended December 31, 2023, the Company incurred management salary of $62,500, for Mr. Ehsan, with no bonuses incurred in the period.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three-month periods ended December 31, 2024 and 2023 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31, 2024	Three months ended December 31, 2023

Net loss	$(1,828,721)	$(751,881)
Weighted average common shares outstanding	551,503	551,503

Basic and diluted loss per share	$(3.32)	$(1.36)

As of December 31, 2024, 69,167 (2023 - 16,980) stock options and 2,511,904 (2023 - 275,353) warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At December 31, 2024 and September 30, 2024, the Company had 551,503 common shares issued and outstanding.

There were no share issuance transactions during the three months ended December 31, 2024 and 2023.

Share-based payments

Stock options

The Company has a long-term incentive plan (the “Plan”) in place under which it is authorized to grant share-based awards to directors, officers, employees and consultants. Pursuant to the Plan, the Company may issue aggregate stock options totaling up to 20% of the issued and outstanding common stock of the Company.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2023	20,313	$54.23
Cancelled	(10,208)	55.24

Balance, September 30, 2024	10,105	$53.21
Granted	65,000	2.44
Cancelled	(5,938)	61.01
Balance, December 31, 2024	69,167	$4.41

Exercisable at December 31, 2024	69,167	$4.41

The aggregate intrinsic value of options outstanding and exercisable as at December 31, 2024 was $nil (September 30, 2024 - $nil).

The options outstanding as of December 31, 2024 have exercise prices in the range of $2.44 to $84 and a weighted average remaining contractual life of 9.53 years.

During the three months ended December 31, 2024 and 2023, the Company recognized share-based payment expense of $135,237 and $ nil, respectively, for the portion of stock options that vested during the period. The fair value of the options issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.80%, an expected life of 5 years, annualized volatility of 126.02% and a dividend rate of 0%).

As December 31, 2024, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
417	$84.00	December 4, 2017	December 4, 2027
1,250	$9.00	March 16, 2020	March 16, 2030
2,500	$40.32	October 6, 2021	October 6, 2031
65,000	$2.44	October 2, 2024	October 2, 2034
69,167

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2023	279,746	$39.79
Granted	401,810	4.08
Cancelled	(500)	4.08
Expired	(4,393)	95.90

Balance, September 30, 2024	676,663	$18.25
Granted	2,236,551	1.91
Cancelled	(401,310)	4.08

Balance, December 31, 2024	2,511,904	$5.92

As December 31, 2024, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$33.60	September 30, 2021	September 30, 2031
2,236,551	$1.91	November 1, 2024	November 1, 2034
2,511,904

12. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

13. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $594,656 in claims from certain trade vendors for non-payment, of which $571,703 have been accrued as of December 31, 2024. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. This Report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this Report under “Cautionary Notice Regarding Forward-Looking Statements” the risks outlined under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2024 and in our other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

The Company’s common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol “OIL” and on the Frankfurt Stock Exchange under the symbol “75P”. There is currently a limited U.S. public market for the Company’s common shares, the stock price may be volatile or may decline regardless of our operating performance and holders may not be able to resell the Company’s common shares at or above their acquisition price. Due to our prior delinquency in filing our periodic reports, the Form 211 originally filed with, and cleared by, the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 15c2-11 of the Exchange Act covering the Common Shares was revoked by FINRA. Consequently, until a new Form 211 is filed with, and cleared by FINRA, the Company’s common shares will not be eligible for proprietary broker-dealer quotations on the OTC Pink Sheets and all quotes in the Company’s common shares on the OTC Pink Sheets will only reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations.

Key activities:

●	On November 1, 2024, the Company closed the first tranche of a private placement of convertible debenture units for gross proceeds of $4,276,389. Under the terms of the private placement, each unit consisted of one convertible debenture in the principal amount of $1,000 and 523 common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one common share at an exercise price of $1.91. The debentures will mature one-year from the date of issuance. Upon issuance, the debentures rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. The bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or common shares at the holder’s option based on a conversion price of $1.91 per share. As a result, the Company issued debentures with an aggregate principal amount of $4,276,389 and 2,236,551 share purchase warrants. Concurrently with the completion of the first tranche of this Private Placement, the Company retired its outstanding debentures, consisting of $1,365,000 in aggregate principal amount and $59,788 in accrued interest in exchange for the debentures issued in this private placement. The holders of the prior debentures also agreed to cancel a total of 401,310 share purchase warrants.

●	On December 30, 2024, the Company announced the appointment of BaShara (Bo) Crystelle Boyd to serve on the Board effective December 23rd, 2024, and Richard Little as the Non-Executive Chairman of the Board.

●	On January 13, 2025, the Company announced an agreement with a private oil and gas operator concerning assets owned by such operator in the Permian Basin. This arrangement granted Permex operating rights over 19 wells in the Permian Basin for a 12-month term in exchange for a monthly operating fee of up to $75,000 per month based on production volumes and commodity prices.

Oil And Gas Properties

Breedlove “B” Clearfork Leases - Texas

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. The asset includes 27 vertical wells: 12 producers, 4 saltwater disposal wells, and 11 shut-in wells with re-entry potential. In April 2024, the Breedlove assets were shut in due to financial constraints. In September 2024, Permex launched a capital program aimed at resuming production, repairing infrastructure, and evaluating additional production zones. Given the prolonged shut-in period, extensive workover operations and tubing replacements were necessary. As of December 31, 2024, all 12 previously producing wells had been brought back online, with an average gross production of 30.40 barrels of oil per day in December. Additionally, multiple tank batteries and the Company’s wholly owned Saltwater Disposal Infrastructure were fully operational, handling 100% of produced water from active wells. Permex also completed two up-hole completions using existing wellbores to enhance production from a new formation. While test results are ongoing, the Company remains confident in the potential of these completions.

In addition to the significant recompletion and re-entry opportunities across the existing wellbores, the Breedlove property includes substantial undeveloped potential and is the focus of the Company’s proved undeveloped reserves development program, pending sufficient and successful capital raising efforts by the Company.

Pittcock Leases - Texas

The Pittcock Leases are situated in Stonewall County. Stonewall County is in Northwest Texas, in the central part of the North Central Plains and consists of the Pittcock North property, the Pittcock South property and the Windy Jones Property. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The Pittcock North property covers 320 acres held by production. There are currently eleven shut-in wells, two saltwater disposal wells, and a water supply well. The Company holds a 100% working interest in the Pittcock North Property and an 81.25% net revenue interest. The Pittcock South property covers 498 acres in four tracts. There are currently 19 shut-in wells and two saltwater disposal wells. The Company holds a 100% working interest in the lease and a 71.90% net revenue interest. The Windy Jones Property consists of 40 acres and includes two injection wells and two suspended oil wells. The sole purpose of the Windy Jones property is to provide waterflood assistance to the offset wells being the Pittcock wells located east boundary of the Windy Jones Property. The Company holds a 100% working interest in the Windy Jones Property and a 78.9% net revenue interest. These assets became shut-in commencing in October 2023 due to the Company having insufficient funds to operate them and remain shut in pending successful capital raising of the Company.

Mary Bullard Property - Texas

The Company acquired the Mary Bullard Property in August 2017 for a cash consideration of approximately $50,000. The Mary Bullard Property is located in Stonewall County, about 5 ½ miles southwest of Aspermont, Texas. It is bounded on the north by King County, on the east by Haskell County, on the south by Fisher and Jones Counties, and on the west by Kent County. The asset is situated on the Eastern Shelf of the Midland Basin in the central part of the North Central Plains. The Mary Bullard Property covers 241 acres held by production and is productive in the Clearfork formation at a depth of approximately 3,200 feet. There are currently five shut-in wells, and two water injection wells. The Company holds a 100% working interest in the Mary Bullard Property and a 78.625% net revenue interest. These assets were shut-in in December 2023 and remain shut in pending successful capital raising of the Company.

West Henshaw Property - New Mexico

The West Henshaw Property is located in Eddy County, New Mexico, 12 miles northeast of Loco Hills in the Delaware Basin. Eddy County is in Southeast New Mexico. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The West Henshaw Property covers 1,880 acres held by production. There are nine shut-in wells and four saltwater disposal wells. The Company holds a 100% working interest in the West Henshaw Property and a 72% net revenue interest. Throughout 2023, the Company completed a number of re-entry and basic workover efforts to try and establish more steady production from the West Henshaw assets. These assets were shut-in in March 2024 due to financial constraints and remain shut in pending successful capital raising of the Company.

Oxy Yates Property - New Mexico

The Oxy Yates Property is located in Eddy County, approximately eight miles north of Carlsbad, New Mexico in the Delaware Basin. It is bounded by Chaves County to the north, Otero County to the east, Loving County, Texas to the south, and Lea County to the west. The Oxy Yates Property covers 680 acres held by production. There are ten shut-in wells. The Yates formation is located at an average depth of 1,200 feet and overlies the Seven River formation and underlies the Tansill formation. The Company holds a 100% working interest in the Oxy Yates Property and a 77% net revenue interest. These assets were shut-in in March 2024 due to financial constraints and remain shut in pending successful capital raising of the Company.

Royalty Interest Properties

The Company holds royalty interests in 73 producing oil and gas wells located in Texas and New Mexico.

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. Management expects to restart its drilling and development program in the first part of 2025, subject to receipt of additional funding.

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

The Company’s leases are nearly entirely held by production in perpetuity. If a field/lease is undeveloped it typically has a 2, 3 or 5-year term of expiry. The Company has over 340 leases covering undeveloped acreage and less than 5% of these leases have an active expiry date that is less than two years from the date of this Report.

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the three months ended December 31, 2024 and 2023, and the fiscal year ended September 30, 2024 was $65.93/Boe, $71.82/Boe, and $70.53/Boe, respectively.

The Company’s net production quantities by final product sold in the three months ended December 31, 2024 and 2023, and the fiscal year ended September 30, 2024 was 2,450.92 Boe, 919.94 Boe, and 1,963.82 Boe, respectively.

The Company’s average production costs per unit for the three months ended December 31, 2024 and 2023, and the fiscal year ended September 30, 2024, was $174.74/Boe, $99.39/Boe, and $100.02/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Fiscal Year Ended September 30, 2024
Oil/Condensate (Bbl)	2,451	920	1,964
Natural Gas (Mcf)	-	-	-

Average Sales Price	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Fiscal Year Ended September 30, 2024
Oil/Condensate ($/Bbl)	65.93	71.82	70.53
Natural Gas ($/Mcf)	-	-	-

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Fiscal Year Ended September 30, 2024
Oil/Condensate (Bbl)	2,451	541	1,229
Natural Gas (Mcf)	-	-	-

Henshaw

Net Production Volumes	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Fiscal Year Ended September 30, 2024
Oil/Condensate (Bbl)	-	379	735
Natural Gas (Mcf)	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Fiscal Year Ended September 30, 2024
Oil/Condensate (Bbl)	-	-	-
Natural Gas (Mcf)	-	-	-

Operating Results

During the three months ended December 31, 2024, the Company reported a net loss of $1,828,721, compared to a net loss of $751,881 for the three months ended December 31, 2023. The net loss for the first quarter of the current fiscal year was mainly attributable to operating expenses of $1,576,277 compared to $806,294 in the corresponding quarter of the previous fiscal year, being partially offset by revenue from oil and gas sales and royalty income totaling $126,781 up from $53,115 in the same quarter of fiscal 2024.

The Company reported oil and gas sales revenue of $123,215 in the first quarter of the current fiscal year compared to $47,651 in the same quarter of the last fiscal year. This increase was largely due to the resumption of oil production at the Breedlove field. Net oil-equivalent production by final product sold in the current quarter averaged 26.64 barrels per day in the current quarter, compared to 10 barrels per day in the prior year’s first quarter.

The lease operating expense for the quarter ended December 31, 2024 was $428,268, compared to $91,435 for the quarter ended December 31, 2023. The increase in lease operating expense was attributed to higher production levels in the current quarter. Additionally, lease operating expenses significantly exceeded oil and gas sales revenue due to extensive workover and maintenance costs incurred to restart the Breedlove wells.

General and administrative expenses

	2024	2023

Accounting and audit	$262,360	$122,746
Consulting	238,187	33,207
Filing and transfer agent	32,587	18,694
Insurance	42,696	42,837
Investor relations	21,370	58,696
Legal fees	318,032	188,730
Marketing and promotion	16,674	23,170
Office and miscellaneous	47,717	49,353
Rent	6,006	36,501
Salaries and benefits	145,352	90,138
Stock-based compensation	135,237	-
Travel	8,306	19,611
	$1,274,524	$683,683

The general and administrative expenses for the three months ended December 31, 2024 were $1,274,524, a significant increase from $683,683 in the three months ended December 31, 2023. The increase was mainly due to increased property development and corporate activities during the current quarter. Specifically, the variance compared to the prior year’s quarter was mainly attributable to the following factors:

●	Accounting and audit fees of $262,360, up from $122,746 in the first quarter of the previous fiscal year. The increase was largely due to the delayed start of the 2024 quarterly review work and the costs associated with bringing the delinquent SEC filings up to date.

●	Consulting fees of $238,187 in the current quarter, up significantly from $33,207 in the same quarter of the prior fiscal year. The increase was primarily due to the engagement of three consultants to support potential acquisition activities, financing efforts, and corporate legal matters. The Company also retained contract consultants for geological, project management, and corporate consulting work.

●	Legal fees of $318,032 in the current quarter, up from $188,730 in the comparative quarter. The fees were mainly related to the regulatory work associated with the Company’s financing, its proposed uplisting to a major U.S. exchange, as well as compliance with the disclosure requirements under the Exchange Act in the United States.

●	Salaries and benefits expenses of $145,352 in the current quarter, compared to $90,138 in the same quarter of the prior year. The increase was primarily due to a $50,000 performance bonus paid pursuant to the Company’s Chief Executive Officer’s employment agreement.

●	Share-based compensation expenses of $135,237 were recognized in connection with the 65,000 stock options granted to the Company’s directors and consultants. This amount represents a non-cash charge, reflecting the estimated fair value of the stock options granted and vested during the period. The Company used the Black-Scholes option pricing model for the fair value calculation.

Update on Use of Proceeds

During the three months ended December 31, 2024, the Company completed a private placement of convertible debenture units for gross proceeds of $4,276,389, of which $2,250,000 was received as subscriptions as of September 30, 2024, and $1,424,788 was issued in exchange for the outstanding debentures comprising $1,365,000 in principal and $59,788 in accrued interest. The remaining proceeds of $2,851,601 were intended for potential acquisitions, drilling and development, and general working capital purposes. As of the date of this Report, the Company has spent $188,040 on property development, $16,383 on potential acquisitions, and approximately $2,250,000 on operating activities.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a cash balance of $690,798, a decrease of $822,793 from the cash balance of $1,513,591 on September 30, 2024. During the three months ended December 31, 2024, the Company used $1,236,354 in operating activities, primarily for accounting, consulting, insurance, legal, salaries, and lease operating expenses. The Company received $601,601 in proceeds from debenture financing and spent $188,040 on its oil and gas property development.

The Company had a working capital deficiency of $5,934,270 as of December 31, 2024, compared to a working capital deficiency of $5,857,870 as of September 30, 2024. The Company will need substantial additional funding to pay the outstanding payables and bring the operated assets back to full production. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company has decreased its activity to a minimal level to limit increases in the Company’s working capital deficiency. The Company has also limited its ongoing commitments and account demands going forward. Additionally, the Company is actively engaging with its trade partners to remedy its current working capital deficiency through all means available to it including but not limited to financing arrangements, payment plans, and principal reductions.

Management has budgeted approximately $3 million in operating expenses and $6.5 million in capital expenditures for the next 12 months, which the Company plans to finance principally from one or more equity or debt financings. The purpose of these funds will be to resume full field operations, reduce the working capital deficit, as well as invest in additional oil and gas production activities across the Company’s assets. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which the Company is able to bring its wells to production, its ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that the Company will be able to acquire the necessary funds to meet its budgeted capital expenditures, and any postponement of its planned development of its proved undeveloped reserves could materially affect its business, financial condition and results of operations.

Although the Company has budgeted investments of additional capital in the continued development of its oil and gas operations, it currently does not have any material commitments for capital expenditures. As of the date of this report, the Company does not have sufficient working capital to meet its anticipated operating and capital requirements over the next 12 months. The Company continues to monitor the current economic and financial market conditions and is actively evaluating its financing options.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the first quarter of fiscal 2025 would have increased by approximately $6,000.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting.

The following control deficiencies constitute material weaknesses in internal control over financial reporting:

●	Insufficient resources resulting in inadequate segregation of duties in certain accounting functions, the processing and approval of transactions, due to the size of the accounting department.
●	Ineffective controls over inputs used in the valuation of the Asset Retirement Obligation.
●	Ineffective controls over the depletion calculation and the preparation of the oil and gas reserve report.
●	Ineffective controls on the accounting and the valuation of complex financial instruments.
●	Ineffective review of the financial statements due to the limited financial and reporting resources.
●	Ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.
●	Ineffective controls over the evaluation of the impact of debt amendments.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1. Atlas Tubular, LLC filed a suit against the Company on October 10, 2023 in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981 for unpaid invoices. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt. The remaining balance of $72,981 is included in the Company’s trade payables as at December 31, 2024.

2. Foundation Energy Services, LLC filed a suit against the Company on September 7, 2023 in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074 for unpaid invoices. This amount is included in the Company’s trade payables as at December 31, 2024. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Premier Energy Services, LLC filed a suit against the Company on August 7, 2023 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205 for unpaid invoices. Of this amount, $95,541 is included in the Company’s trade payables as at December 31, 2024. The Company disputes the remaining $8,664 of the claimed damages.

4. BJ Pipe & Supply LLC filed a suit against the Company on September 11, 2024 in the 5th Judicial District, Eddy County New Mexico seeking damages of at least $75,951 for unpaid invoices. Of this amount, $52,520.65 is included in the Company’s trade payable as of December 31, 2024. The Company and BJ Pipe & Supply LLC have reached an agreement to settle the lawsuit.

5. Hudson Pumping Inc. filed a suit against the Company on December 2, 2024 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $60,050 for unpaid invoices. This amount is included in the Company’s trade payables as at December 31, 2024.

6. Cudd Energy Services, Inc. filed a suit against the Company and Mehran Ehsan on July 17, 2024, in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $130,224 for unpaid invoices. Of this amount, $115,936 is included in the Company’s loan payable as at December 31, 2024.

7. Q2 Artificial Lift Services (SOA) Inc. filed a suit against the Company on February 5, 2024, in the 192nd Judicial District Court, Dallas County, Texas, seeking damages of at least $125,102 for unpaid invoices. This amount is included in the Company’s trade payables as at December 31, 2024.

8. R&B Oilfield Services, LLC. filed a suit against the Company on November 6, 2024, in the Judicial District Court of Midland County, Texas, seeking damages of at least $36,020 for unpaid invoices. This amount is included in the Company’s trade payables as at December 31, 2024.

ITEM 1A	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2024.

There is currently a limited U.S. public market for our Common Shares, the stock price of our Common Shares may be volatile or may decline regardless of our operating performance and you may not be able to resell your Common Shares at or above the price you acquired such Common Shares.

Due to our prior delinquency in filing our periodic reports, the Form 211 originally filed with, and cleared by, the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 15c2-11 of the Exchange Act covering our Common Shares was revoked by FINRA. Consequently, until a new Form 211 is filed with, and cleared by FINRA, our Common Shares will not be eligible for proprietary broker-dealer quotations on the OTC Pink Sheets and all quotes in our Common Shares on the OTC Pink Sheets will only reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. A holder may have difficulty selling its Common Shares in the United States and a holder may not be able to sell its Common Shares quickly or at the market price it feels our Common Shares are worth until a new Form 211 is filed with and cleared by FINRA under Rule 15c2-11 of the Exchange Act.

Further, having a limited trading market in the United States may also impair our ability to raise capital by selling our Common Shares and may impair our ability to enter into strategic collaborations or acquire companies or products by using our Common Shares as consideration.

Our obligations to holders of our debentures are secured by security interests in our assets, so if we default on those obligations, these debenture holders could foreclose on some or all of our assets.

Our obligations to holders of our debentures are secured by security interests in our assets. As of the date of this prospectus, approximately $4.4 million was owed to such secured debenture holders. If we default on our obligations under these debentures, our secured creditors could foreclose on their security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek bankruptcy protection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
3.2	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.3	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on January 14, 2025)
3.4	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2025)
4.1	Form of Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.1	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.2	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.3	Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: February 14, 2025	By:	/s/ Bradley Taillon
Bradley Taillon
Chief Executive Officer

PERMEX PETROLEUM CORPORATION

Date: February 14, 2025	By:	/s/ Gregory Montgomery
Gregory Montgomery
Chief Financial Officer (Principal Financial and Accounting Officer)

