Form 10-Q
period 2025-03-31
Permex Petroleum Corp
filed 2025-05-15
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 15, 2025, there were 551,503 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	September 30, 2024

ASSETS
Current assets
Cash	$253,349	$1,513,591
Trade and other receivables (net of allowance: March 31, 2025 - $nil; September 30, 2024 - $nil)	227,238	44,932
Prepaid expenses and deposits	162,651	146,452
Total current assets	643,238	1,704,975

Non-current assets
Reclamation deposits	75,000	75,000
Property and equipment, net of accumulated depletion and depreciation	10,467,522	10,281,248

Total assets	$11,185,760	$12,061,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$4,543,397	$3,786,909
Loans payable	160,936	160,936
Convertible debentures	3,167,726	1,365,000
Debt subscription proceeds	-	2,250,000
Total current liabilities	7,872,059	7,562,845

Non-current liabilities
Asset retirement obligations	422,919	392,977

Total liabilities	8,294,978	7,955,822

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares issued and outstanding as of March 31, 2025 and September 30, 2024.	14,947,150	14,947,150
Additional paid-in capital	7,402,555	5,475,316
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(19,331,510)	(16,189,652)

Total stockholders’ equity	2,890,782	4,105,401

Total liabilities and stockholders’ equity	$11,185,760	$12,061,223

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Revenues
Oil and gas sales	$122,827	$27,815	$246,042	$75,466
Royalty income	3,079	3,055	6,645	8,519
Other operating income	170,000	-	170,000	-
Total revenues	295,906	30,870	422,687	83,985

Operating expenses
Lease operating expense	92,496	63,449	520,764	154,884
General and administrative	977,543	361,219	2,238,951	1,044,902
Depletion and depreciation	50,157	17,976	105,876	39,954
Accretion on asset retirement obligations	14,971	9,198	29,942	18,396
Gain on settlement of trade payables	-	-	(184,089)	-
Total operating expenses	(1,135,167)	(451,842)	(2,711,444)	(1,258,136)

Loss from operations	(839,261)	(420,972)	(2,288,757)	(1,174,151)

Other income (expense)
Foreign exchange gain (loss)	(220)	3,617	21,885	(59)
Other income	-	2,000	-	8,000
Interest expense	(473,656)	-	(769,637)	(1,026)
Loss on debt extinguishment	-	-	(105,349)	-
Total other income (expense)	(473,876)	5,617	(853,101)	6,915

Net loss and comprehensive loss	$(1,313,137)	$(415,355)	$(3,141,858)	$(1,167,236)

Basic and diluted loss per common share	$(2.38)	$(0.75)	$(5.70)	$(2.12)

Weighted average number of common shares outstanding – basic and diluted	551,503	551,503	551,503	551,503

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended March 31

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2024	551,503	$14,947,150	$7,402,555	$(127,413)	$(18,018,373)	$4,203,919

Net loss	-	-	-	-	(1,313,137)	(1,313,137)

Balance, March 31, 2025	551,503	$14,947,150	$7,402,555	$(127,413)	$(19,331,510)	$2,890,782

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, December 31, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,952,257)	$6,416,911

Net loss	-	-	-	-	(415,355)	(415,355)
Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

Six months ended March 31

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(16,189,652)	$4,105,401

Warrants issued in private placement	-	-	1,792,002	-	-	1,792,002
Stock-based compensation	-	-	135,237	-	-	135,237
Net loss	-	-	-	-	(3,141,858)	(3,141,858)

Balance, March 31, 2025	551,503	$14,947,150	$7,402,555	$(127,413)	$(19,331,510)	$2,890,782

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Net loss	-	-	-	-	(1,167,236)	(1,167,236)
Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31

(UNAUDITED)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,141,858)	$(1,167,236)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	29,942	18,396
Depletion and depreciation	105,876	39,954
Foreign exchange (gain) loss	(21,885)	(59)
Gain on settlement of trade payables	(184,089)	-
Amortization of debt discount	577,990	-
Loss on debt extinguishment	105,349	-
Stock-based compensation	135,237	-

Changes in operating assets and liabilities:
Trade and other receivables	(182,306)	60,182
Prepaid expenses and deposits	(16,199)	63,756
Trade and other payables	920,719	800,253
Right of use asset and lease liability	-	1,733
Net cash used in operating activities	(1,671,224)	(183,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property	(190,619)	-
Reclamation deposit redemption	-	70,000
Net cash (used in) provided by investing activities	(190,619)	70,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture financing	601,601	-
Loan payable proceeds	-	45,000
Loan repayment	-	(10,000)
Net cash provided by financing activities	601,601	35,000

Change in cash during the period	(1,260,242)	(78,021)

Cash, beginning of the period	1,513,591	82,736

Cash, end of the period	$253,349	$4,715

Supplemental cash flow disclosures:
Interest paid	$62,280	$1,026
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Trade and other payables related to property and equipment	$101,531	$-
Accrued debt interest settled through debt issuance	$59,788	$-
Debt subscription proceeds transferred to convertible debentures	$2,250,000	$-
Share purchase warrants issued in connection with debt issuance	$1,792,002	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

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

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

2. Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $19,331,510, has a working capital deficiency of $7,228,821 as of March 31, 2025 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its continuing operations, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. In November 2024, the Company received additional debt subscription proceeds of $601,601 to complete a convertible debenture financing with total gross proceeds of $4,276,389. The $1,365,000 convertible debentures that matured on September 12, 2024 and accrued interest of $59,788 were retired in exchange for the new convertible debenture units. Management believes that these actions provide a path for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

3. REVENUE

Revenue from contracts with customers is presented in “Oil and gas sales” and “Other operating income” on the Consolidated Statements of Operations. Other operating income consists of fees earned for providing operator services on a customer’s oil and gas assets. In January 2025, the Company entered into an agreement to operate certain oil and gas wells in the Permian Basin for a 12-month term in exchange for a monthly operating fee of up to $75,000 per month based on production revenue generated from these wells. The fee is calculated each month and deducted from the revenue received in the following month.

As of March 31, 2025 and September 30, 2024, receivables from contracts with customers, included in trade and other receivables, were $261,377 and $26,873, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended March 31, 2025	Texas	New Mexico	Total

Crude oil	$122,827	$-	$122,827
Natural gas	-	-	-
Total oil and gas sales	122,827	-	122,827
Other operating income	170,000	-	170,000
Revenue from contracts with customers	$292,827	$-	$292,827

Three months ended March 31, 2024	Texas	New Mexico	Total

Crude oil	$10,233	$17,582	$27,815
Other operating income	-	-	-
Revenue from contracts with customers	$10,233	$17,582	$27,815

Six months ended March 31, 2025	Texas	New Mexico	Total

Crude oil	$246,042	$-	$246,042
Natural gas	-	-	-
Total oil and gas sales	246,042	-	246,042
Other operating income	170,000	-	170,000
Revenue from contracts with customers	$416,042	$-	$416,042

Six months ended March 31, 2024	Texas	New Mexico	Total

Crude oil	$39,857	$35,609	$75,466
Other operating income	-	-	-
Revenue from contracts with customers	$39,857	$35,609	$75,466

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

Trade receivables included in the Company’s receivable balance were $208,499 as of March 31, 2025 (September 30, 2024 - $26,873). For the three months ended March 31, 2025 and 2024, two purchasers accounted for approximately 97% and 100% of the Company’s revenue, respectively. For the six months ended March 31, 2025 and 2024, two purchasers accounted for approximately 97% and 100% of the Company’s revenue, respectively. The Company routinely assesses the financial strength of its purchasers. The non-trade receivable balance as of March 31, 2025 consists of goods and services tax (“GST”) recoverable of $18,739 (September 30, 2024 - $18,060). GST recoverable is due from the Canadian Government. It is management’s opinion that the Company is not exposed to significant credit risk. During the three months ended March 31, 2025, the Company recognized $nil (2024 - $nil) in credit losses on its receivables. During the six months ended March 31, 2025, the Company recognized $nil (2024 - $9,587) in credit losses on its receivables.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	September 30, 2024

Oil and natural gas properties, at cost	$10,892,639	$10,600,489
Less: accumulated depletion	(434,061)	(330,036)
Oil and natural gas properties, net	10,458,578	10,270,453
Other property and equipment, at cost	18,505	18,505
Less: accumulated depreciation	(9,561)	(7,710)
Other property and equipment, net	8,944	10,795
Property and equipment, net	$10,467,522	$10,281,248

Depletion and depreciation expense was $50,157 and $17,976 for the three-month periods ended March 31, 2025 and 2024, respectively. Depletion and depreciation expense was $105,876 and $39,954 for the six-month periods ended March 31, 2025 and 2024, respectively

6. LEASES

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

During the year ended September 30, 2024, the Company paid $113,638 in lease payments and recognized $12,346 in accretion expense. For the three months ended March 31, 2024, the Company incurred $21,073 in operating lease expenses and $15,489 in variable lease expenses. For the six months ended March 31, 2024, the Company incurred $42,627 in operating lease expenses and $30,436 in variable lease expenses.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

7. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	March 31, 2025	September 30, 2024

Asset retirement obligations, beginning of the year	$392,977	$260,167
Obligations recognized	-	27,859
Obligations derecognized	-	-
Revisions of estimates	-	68,159
Accretion expense	29,942	36,792
	$422,919	$392,977

During the year ended September 30, 2024, the Company had a revision of estimates totaling $68,159 primarily due to changes in the timing of expected cash flows.

Reclamation deposits

As of March 31, 2025, the Company held reclamation deposits of $75,000 (September 30, 2024 - $75,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

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

In October 2024, the Company retired the outstanding debentures of $1,365,000 along with accrued interest of $59,788 in exchange for the new debenture units issued on November 1, 2024. The debenture holders also agreed to cancel a total of 401,310 warrants issued in connection with the debentures. This exchange was assessed as a debt extinguishment and a loss of $105,349 was recognized during the six months ended March 31, 2025.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

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

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.06%, an expected life of 5 years, annualized volatility of 125.14% and a dividend rate of 0%). $1,792,002 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount being amortized over the term of the debt. As of March 31, 2025, the unamortized debt discount was $1,108,663.

The table below summarizes the outstanding principal of the Company’s senior, secured convertible debentures.

	March 31, 2025	September 30, 2024

10% debentures due September 12, 2024	$-	$1,365,000
10% debentures due November 1, 2025	4,276,389	-
Total	4,276,389	1,365,000
Unamortized discount	(1,108,663)	-
Convertible debentures	$3,167,726	$1,365,000

Loans payable

During the year ended September 30, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms. As of March 31, 2025, the full amount remained outstanding.

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, originally payable on September 30, 2023. The promissory note was in default due to the Company’s failure to repay the principal amount by its maturity date. At March 31, 2025, the Company had an outstanding unpaid principal amount of $115,936 (September 30, 2024 - $115,936).

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

9. RELATED PARTY TRANSACTIONS

(a)	The Company entered into an employment agreement with Bradley Taillon, the Company’s Chief Executive Officer, on April 29, 2024, for an annual base salary of $250,000, which shall be reviewed by the Company annually. Subject to the discretion of the board of directors, Mr. Taillon is also eligible on an annual basis for a cash bonus of up to 100% of annual salary and additional performance bonuses ranging from $50,000 to $750,000 upon the closing of a qualified financing with proceeds to the Company of $1 million or greater. Further, the terms of this employment agreement provide that if Mr. Taillon’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Taillon is entitled to a severance payment equal to two years of base salary and a bonus equal to 50% of his annual base salary. During the three months ended March 31, 2025, the Company incurred management salary of $62,500 and no performance bonus for Mr. Taillon. During the six months ended March 31, 2025, the Company incurred management salary of $125,000 and a performance bonus of $50,000 for Mr. Taillon.

(b)	On May 1, 2022, the Company entered into an employment agreement Gregory Montgomery, the Company’s Chief Financial Officer, for an annual base salary of $50,000, with no specified term. Mr. Montgomery is also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. The employment agreement may be terminated with a termination payment equal to two months of base salary. During the three months ended March 31, 2025, the Company incurred management salary of $12,500 (2024 - $12,500), to Mr. Montgomery, with no bonuses incurred in either period. During the six months ended March 31, 2025, the Company incurred management salary of $25,000 (2024 - $25,000), to Mr. Montgomery, with no bonuses incurred in either period. Subsequent to March 31, 2025, Mr. Montgomery resigned from his roles as Chief Financial Officer and Corporate Secretary.

(c)	The Company had an employment agreement with Mehran Ehsan, the former Chief Executive Officer of the Company, for an annual base salary of $250,000, with no specified term. Mr. Ehsan was also eligible on an annual basis for a cash bonus of up to 100% of annual salary, subject to the discretion of the board of directors. Further, the terms of this employment agreement provided that if Mr. Ehsan’s employment with the Company is terminated without “cause” (as defined in the agreement) than Mr. Ehsan was entitled to a severance payment equal to three years of base salary and a bonus equal to 20% of his annual base salary. Mr. Ehsan resigned as President and CEO of the Company on April 29, 2024. On May 15, 2024, the Company amended the employment agreement to change his role to Vice President of Business Development. All other terms and conditions of the employment agreement remained the same. On August 30, 2024, the Company signed a separation agreement to terminate Mr. Ehsan’s employment. The settlement includes: i) a lump sum payment of $100,000 by October 31, 2024 (subsequently paid); ii) six equal monthly payments of $7,500 starting October 1, 2024; and iii) the transfer of ownership of a Company vehicle with a fair value of $35,155. The settlement amount of $145,000 was accrued as of September 30, 2024. During the three and six months ended March 31, 2024, the Company incurred management salaries of $62,500 and $125,000 for Mr. Ehsan, respectively, with no bonuses incurred during the period.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

10. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and six-month periods ended March 31, 2025 and 2024 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Net loss	$(1,313,137)	$(415,355)	$(3,141,858)	$(1,167,236)
Weighted average common shares outstanding	551,503	551,503	551,503	551,503
Basic and diluted loss per share	$(2.38)	$(0.75)	$(5.70)	$(2.12)

For the three and six months ended March 31, 2025, 69,167 stock options and 2,511,904 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and six months ended March 31, 2024, 16,980 stock options and 275,353 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

11. EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At March 31, 2025 and September 30, 2024, the Company had 551,503 common shares issued and outstanding.

There were no share issuance transactions during the three and six months ended March 31, 2025 and 2024.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

11. EQUITY (cont’d…)

Share-based payments (cont’d…)

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2023	20,313	$54.23
Cancelled	(10,208)	55.24

Balance, September 30, 2024	10,105	$53.21
Granted	65,000	2.44
Cancelled	(5,938)	61.01
Balance, March 31, 2025	69,167	$4.41

Exercisable at March 31, 2025	69,167	$4.41

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2025 was $nil (September 30, 2024 - $nil).

The options outstanding as of March 31, 2025 have exercise prices in the range of $2.44 to $84 and a weighted average remaining contractual life of 9.28 years.

During the three and six months ended March 31, 2025, the Company recognized share-based payment expense of $nil and $135,237, respectively, for the portion of stock options that vested during the period. The fair value of the options issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.80%, an expected life of 5 years, annualized volatility of 126.02% and a dividend rate of 0%). During the three and six months ended March 31, 2024, the Company recognized $nil share-based payment expense.

As March 31, 2025, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
417	$84.00	December 4, 2017	December 4, 2027
1,250	$9.00	March 16, 2020	March 16, 2030
2,500	$40.32	October 6, 2021	October 6, 2031
65,000	$2.44	October 2, 2024	October 2, 2034
69,167

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

11. EQUITY (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2023	279,746	$39.79
Granted	401,810	4.08
Cancelled	(500)	4.08
Expired	(4,393)	95.90

Balance, September 30, 2024	676,663	$18.25
Granted	2,236,551	1.91
Cancelled	(401,310)	4.08

Balance, March 31, 2025	2,511,904	$5.92

As March 31, 2025, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$33.60	September 30, 2021	September 30, 2031
2,236,551	$1.91	November 1, 2024	November 1, 2034
2,511,904

12. SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

13. CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $811,231 in claims from certain trade vendors for non-payment, of which $753,430 have been accrued as of March 31, 2025. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

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

Key activities:

●	On November 1, 2024, the Company closed the first tranche of a private placement of convertible debenture units for gross proceeds of $4,276,389. Under the terms of the private placement, each unit consisted of one convertible debenture in the principal amount of $1,000 and 523 common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one common share at an exercise price of $1.91. The debentures will mature one-year from the date of issuance. Upon issuance, the debentures rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. The bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or common shares at the holder’s option based on a conversion price of $1.91 per share. As a result, the Company issued debentures with an aggregate principal amount of $4,276,389 and 2,236,551 share purchase warrants. Concurrently with the completion of the first tranche of this Private Placement, the Company retired its outstanding debentures, consisting of $1,365,000 in aggregate principal amount and $59,788 in accrued interest in exchange for the debentures issued in this private placement. The holders of the prior debentures also agreed to cancel a total of 401,310 share purchase warrants.

●	On December 30, 2024, the Company announced the appointment of BaShara (Bo) Crystelle Boyd to serve on the Board effective December 23, 2024, and Richard Little as the Non-Executive Chairman of the Board.

●	On January 13, 2025, the Company announced an agreement with a private oil and gas operator concerning assets owned by such operator in the Permian Basin. This arrangement granted Permex operating rights over 19 wells in the Permian Basin for a 12-month term in exchange for a monthly operating fee of up to $75,000 per month based on production revenue generated from these wells.

●	On May 8 2025, the Company announced the resignation of Gregory Montgomery as Chief Financial Officer and Corporate Secretary. Bradley Taillon, the Company’s President and Chief Executive Officer, has been appointed Interim Chief Financial Officer and Corporate Secretary and will serve in these roles until a permanent replacement is appointed.

Oil And Gas Properties

Breedlove “B” Clearfork Leases - Texas

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. The asset includes 27 vertical wells: 12 producers, 4 saltwater disposal wells, and 11 shut-in wells with re-entry potential. In April 2024, the Breedlove assets were shut in due to financial constraints. In September 2024, Permex launched a capital program aimed at resuming production, repairing infrastructure, and evaluating additional production zones. Given the prolonged shut-in period, extensive workover operations and tubing replacements were necessary. In December 2024, all 12 previously producing wells had been brought back online. The average gross production for the second quarter was 26.35 barrels of oil per day. Additionally, multiple tank batteries and the Company’s wholly owned Saltwater Disposal Infrastructure were fully operational, handling 100% of produced water from active wells. Permex also completed two up-hole completions using existing wellbores to enhance production from a new formation. While test results are ongoing, the Company remains confident in the potential of these completions.

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the six months ended March 31, 2025 and 2024, and the fiscal year ended September 30, 2024 was $66.90/Boe, $72.14/Boe, and $70.53/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended March 31, 2025 and 2024 was $67.91/Boe and $72.65/Boe, respectively.

The Company’s net production quantities by final product sold in the six months ended March 31, 2025 and 2024, and the fiscal year ended September 30, 2024 was 4,822.15 Boe, 1,470.20 Boe, and 1,963.82 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended March 31, 2025 and 2024 was 2,371.23 Boe and 550.26 Boe, respectively.

The Company’s average production costs per unit for the six months ended March 31, 2025 and 2024, and the fiscal year ended September 30, 2024, was $98.17/Boe, $105.35/Boe, and $100.02/Boe, respectively. The Company’s average production costs per unit for the three months ended March 31, 2025 and 2024 was $22.40/Boe and $115.31/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Oil/Condensate (Bbl)	2,371	550	4,822	1,470
Natural Gas (Mcf)	-	-	-	-

Average Sales Price	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Oil/Condensate ($/Bbl)	67.91	72.65	66.90	72.14
Natural Gas ($/Mcf)	-	-	-	-

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Oil/Condensate (Bbl)	2,371	194	4,822	735
Natural Gas (Mcf)	-	-	-	-

Henshaw

Net Production Volumes	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Oil/Condensate (Bbl)	-	356	-	735
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Oil/Condensate (Bbl)	-	-	-	-
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025, the Company reported a net loss of $1,313,137 as compared to a net loss of $415,355 for the three months ended March 31, 2024 mostly as a result of higher general and administrative expenses and interest expenses in the second quarter of fiscal 2025 compared to the same quarter in fiscal 2024.

The Company reported oil and gas sales revenue of $122,827 for the second quarter of the current fiscal year compared to $27,815 for the same quarter of the last fiscal year. This increase is due to the resumption of oil production at the Breedlove field in October 2024. Net oil-equivalent production by final product sold in the current quarter averaged 26.35 barrels per day, compared with 6.04 barrels per day in the same quarter of the previous fiscal year. The Company’s average production costs per unit for the three months ended March 31, 2025 were $22.40 per Boe, a significantly improvement from $174.74 per Boe in the first quarter and $115.31 per Boe in the comparative quarter of fiscal 2024. During the three months ended March 31, 2025, the Company also reported $170,000 in fee revenue from an operator contract entered into during the quarter.

The Company’s total operating expenses for the three months ended March 31, 2025 was $1,135,167 compared to $451,842 for the same period in 2024. Lease operating expenses amounted to $92,496, up from $63,449 in the comparative period due to increased production. General and administrative expenses for the three months ended March 31, 2025 were $977,543, compared to $361,219 for the comparable period of the prior fiscal year. The main differences in costs included: accounting and audit increased to $242,225 (2024 - $21,700); consulting fees increased to $202,791 (2024 - $33,950); insurance expenses increased to $42,702 (2024 - $18,805); and legal fees increased to $259,169 (2024 - $88,330). The increases were mainly due to increased corporate activities during the current quarter.

General and administrative expenses

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Accounting and audit	$242,225	$21,701
Consulting	202,791	33,950
Filing and transfer agent	13,250	11,471
Insurance	42,702	18,805
Investor relations	26,356	9,818
Legal fees	259,169	88,330
Marketing and promotion	26,460	12,546
Office and miscellaneous	48,557	34,794
Rent	6,048	36,562
Salaries and benefits	95,822	87,214
Travel	14,693	6,028
Gain on settlement of trade payables	(530)	-
	$977,543	$361,219

Six Months Ended March 31, 2025 and 2024

During the six months ended March 31, 2025, the Company reported a net loss of $3,141,858, compared to a net loss of $1,167,236 for the six months ended March 31, 2024. The higher net loss for the 2025 period was mainly attributable to operating expenses of $2,711,444 (2024 - $1,258,136), interest expense of $769,637 (2024 - $1,026), and a loss on debt extinguishment of $105,349 (2024 - $nil). These increases were partially offset by operating revenue totaling $422,687, up from $53,115 in the same period of fiscal 2024.

The Company reported oil and gas sales revenue of $246,042 in the first six months of the current fiscal year compared to $75,466 in the same period of the last fiscal year. This increase was largely due to the resumption of oil production at the Breedlove field. Net oil-equivalent production by final product sold in the current quarter averaged 26.50 barrels per day in the first six months, compared to 8.03 barrels per day in the same period of the prior fiscal year. During the six months ended March 31, 2025, the Company also reported $170,000 in fee revenue from an operator contract entered into during the second quarter.

The lease operating expenses for the six months ended March 31, 2025 were $520,764, compared to $154,884 for the same period of fiscal 2024. The increase was attributed to higher production levels in the current period. Additionally, lease operating expenses significantly exceeded oil and gas sales revenue largely due to extensive workover and maintenance costs incurred to restart the Breedlove wells during the first quarter.

General and administrative expenses

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Accounting and audit	$504,585	$144,447
Consulting	440,979	67,157
Filing and transfer agent	45,837	30,165
Insurance	85,398	61,642
Investor relations	47,726	68,514
Legal fees	577,202	277,060
Marketing and promotion	43,134	35,716
Office and miscellaneous	96,274	84,147
Rent	12,054	73,063
Salaries and benefits	241,174	177,352
Stock-based compensation	135,237	-
Travel	22,999	25,639
Gain on settlement of trade payables	(13,648)	-
	$2,238,951	$1,044,902

The general and administrative expenses for the six months ended March 31, 2025 were $2,238,951, a significant increase from $1,044,902 for the six months ended March 31, 2024. The increase was mainly due to increased property development and corporate activities during the fiscal 2025 period. Specifically, the variance compared to the prior comparative period was mainly attributable to the following factors:

●	Accounting and audit fees of $504,585, up from $144,447 in the first six months of the previous fiscal year. The increase was largely due to the delayed start of the 2024 quarterly review work and additional costs associated with registration statements and efforts to bring delinquent SEC filings up to date.

●	Consulting fees of $440,979, a significant increase from $67,157 in the same period of the prior fiscal year. The increase was primarily due to the engagement of three consultants to support potential acquisition activities, financing efforts, and corporate legal matters. The Company also retained additional contract consultants for geological, project management, and corporate consulting work in the 2025 period.

●	Legal fees of $577,202, up from $277,060 in the prior period. The increase was mainly related to the regulatory work associated with the Company’s financing activities, its proposed uplisting to a major U.S. exchange, as well as compliance with the disclosure requirements under the U.S. Exchange Act.

●	Salaries and benefits expenses of $241,174, compared to $177,352 in the same period of the prior year. The increase was primarily due to a $50,000 performance bonus paid pursuant to the Company’s Chief Executive Officer’s employment agreement.

●	Share-based compensation expenses of $135,237 (2024 - $nil) were recognized in connection with the 65,000 stock options granted to the Company’s directors and consultants. This amount represents a non-cash charge, reflecting the estimated fair value of the stock options granted and vested during the period. The Company used the Black-Scholes option pricing model for the fair value calculation.

Update on Use of Proceeds

In November 2024, the Company completed a private placement of convertible debenture units for gross proceeds of $4,276,389, of which $601,601 was received during the first quarter, $2,250,000 was received as subscriptions as of September 30, 2024, and $1,424,788 was issued in exchange for the outstanding debentures comprising $1,365,000 in principal and $59,788 in accrued interest. The cash proceeds of $2,851,601 were intended for potential acquisitions, drilling and development, and general working capital purposes. As of the date of this Report, the Company has spent $190,619 on property development, $74,834 on potential acquisitions, and approximately $2,500,000 on operating activities.

Liquidity and Capital Resources

As of March 31, 2025, the Company had a cash balance of $253,349, a decrease of $1,260,242 from the cash balance of $1,513,591 on September 30, 2024. During the six months ended March 31, the Company used $1,671,224 in operating activities, primarily for accounting, consulting, insurance, legal, salaries, and lease operating expenses. The Company received $601,601 in proceeds from debenture financing and spent $190,619 on its oil and gas property development.

The Company had a working capital deficiency of $7,228,821 as of March 31, 2025, compared to a working capital deficiency of $5,857,870 as of September 30, 2024. The Company will need substantial additional funding to pay the outstanding payables and bring the operated assets back to full production. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company has decreased its activity to a minimal level to limit increases in the Company’s working capital deficiency. The Company has also limited its ongoing commitments and account demands going forward. Additionally, the Company is actively engaging with its trade partners to remedy its current working capital deficiency through all means available to it including but not limited to financing arrangements, payment plans, and principal reductions.

Management has budgeted approximately $2 million in operating expenses and $6.5 million in capital expenditures for the next 12 months, which the Company plans to finance principally from one or more equity or debt financings. The purpose of these funds will be to resume full field operations, reduce the working capital deficit, as well as invest in additional oil and gas production activities across the Company’s assets. The amount and timing of capital expenditures will depend on several factors including, but not limited to, the speed with which the Company is able to bring its wells to production, its ability to complete an equity financing or to secure a suitable line of credit, commodity prices, supply/demand considerations and attractive rates of return. There are no guarantees that the Company will be able to acquire the necessary funds to meet its budgeted capital expenditures, and any postponement of its planned development of its proved undeveloped reserves could materially affect its business, financial condition and results of operations.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the first six months of fiscal 2025 would have increased by approximately $11,000.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in our internal control over financial reporting.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1. Atlas Tubular, LLC filed a suit against the Company on October 10, 2023 in the 14th Judicial District Court of Dallas, County, Texas, seeking damages of at least $172,981 for unpaid invoices. The Company made a payment of $100,000 to Atlas Tubular in June 2024 towards this alleged debt. The remaining balance of $72,981 is included in the Company’s trade payables as at March 31, 2025.

2. Foundation Energy Services, LLC filed a suit against the Company on September 7, 2023 in the 160th Judicial District Court, Dallas County, Texas, seeking damages of at least $66,074 for unpaid invoices. This amount is included in the Company’s trade payables as at March 31, 2025. Foundation Energy Services, LLC was awarded a judgment for the amount owed, plus attorney’s fees of $11,055, court costs of $485, 5% interest, and $10,000 in post judgment attorney’s fees for collection efforts.

3. Premier Energy Services, LLC filed a suit against the Company on August 7, 2023 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $104,205 for unpaid invoices. Of this amount, $95,541 is included in the Company’s trade payables as at March 31, 2025. The Company disputes the remaining $8,664 of the claimed damages.

4. Hudson Pumping Inc. filed a suit against the Company on December 2, 2024 in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $60,050 for unpaid invoices. This amount is included in the Company’s trade payables as at March 31, 2025.

5. Cudd Energy Services, Inc. filed a suit against the Company and Mehran Ehsan on July 17, 2024, in the 118th Judicial District Court of Martin County, Texas, seeking damages of at least $130,224 for unpaid invoices. Of this amount, $115,936 is included in the Company’s loan payable as at March 31, 2025.

6. Q2 Artificial Lift Services (SOA) Inc. filed a suit against the Company on February 5, 2024, in the 192nd Judicial District Court, Dallas County, Texas, seeking damages of at least $125,102 for unpaid invoices. This amount is included in the Company’s trade payables as at March 31, 2025.

7. R&B Oilfield Services, LLC. filed a suit against the Company on November 6, 2024, in the Judicial District Court of Midland County, Texas, seeking damages of at least $36,020 for unpaid invoices. This amount is included in the Company’s trade payables as at March 31, 2025.

8. Omega Treating Chemicals Inc. filed a suit against the Company on September 3, 2024, in the Judicial District Court of Dallas, County, Texas, seeking damages of at least $111,000 for unpaid invoices. This amount is included in the Company’s trade payables as at March 31, 2025. Omega Treating Chemicals Inc. was awarded a judgment for $111,777, plus attorney’s fees of $1,200.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

During the six months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
3.2	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.3	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on January 14, 2025)
3.4	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2025)
4.1	Form of Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.1	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.2	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.3	Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: May 15, 2025	By:	/s/ Bradley Taillon
Bradley Taillon
Chief Executive Officer

PERMEX PETROLEUM CORPORATION

Date: May 15, 2025	By:	/s/ Bradley Taillon
Bradley Taillon
Chief Financial Officer (Principal Financial and Accounting Officer)

