Form 10-Q
period 2025-06-30
Permex Petroleum Corp
filed 2025-08-13
CIK 1922639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41558

Permex Petroleum Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1384682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 North Loop West, Suite 500
Houston Texas	77092
(Address of principal executive offices)	(Zip Code)

(713) 730-7797

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

As of August 13, 2025, there were 551,503 common shares of the registrant issued and outstanding.

PERMEX PETROLEUM CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	September 30, 2024

ASSETS
Current assets
Cash	$2,088,429	$1,513,591
Trade and other receivables (net of allowance: June 30, 2025 - $nil; September 30, 2024 - $nil)	189,843	44,932
Prepaid expenses and deposits	113,999	146,452
Total current assets	2,392,271	1,704,975

Non-current assets
Reclamation deposits	75,000	75,000
Property and equipment, net of accumulated depletion and depreciation	10,447,371	10,281,248

Total assets	$12,914,642	$12,061,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	$4,791,847	$3,786,909
Loans payable	160,936	160,936
Convertible debentures	3,594,362	1,365,000
Debt subscription proceeds	2,000,000	2,250,000
Total current liabilities	10,547,145	7,562,845

Non-current liabilities
Asset retirement obligations	437,891	392,977

Total liabilities	10,985,036	7,955,822

Stockholders’ Equity
Common stock, no par value per share; unlimited shares authorized, 551,503 shares issued and outstanding as of June 30, 2025 and September 30, 2024.	14,947,150	14,947,150
Additional paid-in capital	7,402,555	5,475,316
Accumulated other comprehensive loss	(127,413)	(127,413)
Accumulated deficit	(20,292,686)	(16,189,652)

Total stockholders’ equity	1,929,606	4,105,401

Total liabilities and stockholders’ equity	$12,914,642	$12,061,223

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Revenues
Oil sales	$56,862	$-	$302,904	$75,466
Royalty income	3,302	2,671	9,947	11,190
Other operating income	49,767	-	219,767	-
Total revenues	109,931	2,671	532,618	86,656

Operating expenses
Lease operating expense	100,135	10,421	620,899	165,305
General and administrative	373,069	629,836	2,612,020	1,674,738
Depletion and depreciation	29,085	14,875	134,961	54,829
Accretion on asset retirement obligations	14,972	9,198	44,914	27,594
Gain on settlement of trade payables	-	-	(184,089)	-
Total operating expenses	(517,261)	(664,330)	(3,228,705)	(1,922,466)

Loss from operations	(407,330)	(661,659)	(2,696,087)	(1,835,810)

Other income (expense)
Foreign exchange gain (loss)	(18,282)	5,146	3,603	5,087
Other income	-	-	-	8,000
Interest expense	(535,564)	(97,191)	(1,305,201)	(98,217)
Loss on debt extinguishment	-	(495,051)	(105,349)	(495,051)
Total other income (expense)	(553,846)	(587,096)	(1,406,947)	(580,181)

Net loss and comprehensive loss	$(961,176)	$(1,248,755)	$(4,103,034)	$(2,415,991)

Basic and diluted loss per common share	$(1.74)	$(2.26)	$(7.44)	$(4.38)

Weighted average number of common shares outstanding – basic and diluted	551,503	551,503	551,503	551,503

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, March 31, 2025	551,503	$14,947,150	$7,402,555	$(127,413)	$(19,331,510)	$2,890,782

Net loss	-	-	-	-	(961,176)	(961,176)

Balance, June 30, 2025	551,503	$14,947,150	$7,402,555	$(127,413)	$(20,292,686)	$1,929,606

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, March 31, 2024	551,503	$14,947,150	$4,549,431	$(127,413)	$(13,367,612)	$6,001,556

Warrants issued in private placement	-	-	431,666	-	-	431,666
Warrants issued for debt amendment	-	-	494,219	-	-	494,219
Net loss	-	-	-	-	(1,248,755)	(1,248,755)
Balance, June 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(14,616,367)	$5,678,686

Nine months ended June 30

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(16,189,652)	$4,105,401

Warrants issued in private placement	-	-	1,792,002	-	-	1,792,002
Stock-based compensation	-	-	135,237	-	-	135,237
Net loss	-	-	-	-	(4,103,034)	(4,103,034)

Balance, June 30, 2025	551,503	$14,947,150	$7,402,555	$(127,413)	$(20,292,686)	$1,929,606

	Number of Shares	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total equity

Balance, September 30, 2023	551,503	$14,947,150	$4,549,431	$(127,413)	$(12,200,376)	$7,168,792

Warrants issued in private placement	-	-	431,666	-	-	431,666
Warrants issued for debt amendment	-	-	494,219	-	-	494,219
Net loss	-	-	-	-	(2,415,991)	(2,415,991)
Balance, June 30, 2024	551,503	$14,947,150	$5,475,316	$(127,413)	$(14,616,367)	$5,678,686

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30

(UNAUDITED)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,103,034)	$(2,415,991)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion on asset retirement obligations	44,914	27,594
Depletion and depreciation	134,961	54,829
Foreign exchange (gain) loss	(3,603)	(5,087)
Gain on settlement of trade payables	(184,089)	-
Amortization of debt discount	1,004,626	82,278
Loss on debt extinguishment	105,349	495,051
Stock-based compensation	135,237	-

Changes in operating assets and liabilities:
Trade and other receivables	(144,911)	58,315
Prepaid expenses and deposits	32,453	25,850
Trade and other payables	1,137,021	551,152
Right of use asset and lease liability	-	1,658
Net cash used in operating activities	(1,841,076)	(1,124,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on property	(185,687)	-
Reclamation deposit redemption	-	70,000
Net cash (used in) provided by investing activities	(185,687)	70,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture financing	601,601	1,365,000
Proceeds from debt financing subscriptions received	2,000,000	-
Loan payable proceeds	-	45,000
Loan repayment	-	(10,000)
Net cash provided by financing activities	2,601,601	1,400,000

Change in cash during the period	574,838	345,649)

Cash, beginning of the period	1,513,591	82,736

Cash, end of the period	$2,088,429	$428,385

Supplemental cash flow disclosures:
Interest paid	$63,111	$1,026
Taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Trade and other payables related to property and equipment	$115,397	$-
Accrued debt interest settled through debt issuance	$59,788	$-
Debt subscription proceeds transferred to convertible debentures	$2,250,000	$-
Share purchase warrants issued in connection with debt issuance	$1,792,002	$431,666

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

1.	BACKGROUND

Permex Petroleum Corporation (the “Company”) was incorporated on April 24, 2017 under the laws of British Columbia, Canada and maintains its head office at 2950 North Loop West, Suite 500, Houston Texas, 77092. Its registered office is located at 15th floor, 1111 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2J3. The Company is primarily engaged in the acquisition, development and production of oil and gas properties in the United States. The Company’s oil and gas interests are located in Texas and New Mexico, USA. The Company’s common shares are listed on the Canadian Securities Exchange (the “CSE”) under the symbol “OIL”.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

2.	Significant Accounting Policies (cont’d…)

Going concern of operations

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception in the amount of $20,292,686, has a working capital deficiency of $8,154,874 as of June 30, 2025 and has not yet achieved profitable operations. The Company requires equity or debt financings to fund its continuing operations, which it has been unable to secure in sufficient amounts to date, and there can be no assurances that it will be able to do so in the future. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company expects to raise additional funds through equity and debt financings. There is no assurance that such financing will be available in the future. In November 2024, the Company received additional debt subscription proceeds of $601,601 to complete a convertible debenture financing with total gross proceeds of $4,276,389. The $1,365,000 convertible debentures that matured on September 12, 2024 and accrued interest of $59,788 were retired in exchange for the new convertible debenture units. In June 2025, the Company received $2,000,000 in proceeds from an additional debt financing subscription. The financing was closed after June 30, 2025. Management believes that these actions provide a path for the Company to continue as a going concern subject to its continued ability to raise funds to maintain its operations and manage its working capital deficiency.

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

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

2.	Significant Accounting Policies (cont’d…)

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

In May 2025, the FASB issued ASU 2024-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Profits Interest and Other Share-Based Payment Awards to a Customer, which clarifies the guidance for determining whether a share-based payment award granted to a customer should be accounted for under ASC 718 or as consideration payable to a customer under ASC 606. The amendments are effective for annual periods beginning after December 15, 2026, including interim reporting periods within annual reporting periods. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements. To date, the Company has not granted share-based payments to customers, but it will monitor future arrangements to determine applicability.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

3.	REVENUE

Revenue from contracts with customers is presented in “Oil sales”, “Royalty income” and “Other operating income” on the Consolidated Statements of Operations. Other operating income consists of fees earned for providing operator services on a customer’s oil and gas assets. In January 2025, the Company entered into an agreement to operate certain oil and gas wells in the Permian Basin for a 12-month term in exchange for a monthly operating fee of up to $75,000 per month based on production revenue generated from these wells. The fee is calculated each month and deducted from the revenue received in the following month.

As of June 30, 2025 and September 30, 2024, receivables from contracts with customers, included in trade and other receivables, were $174,470 and $26,873, respectively.

The following tables present our revenue from contracts with customers disaggregated by product type and geographic areas.

Three months ended June 30, 2025	Texas	New Mexico	Total

Crude oil sales	$56,862	$-	$56,862
Royalty income	3,302	-	3,302
Other operating income	49,767	-	49,767
Revenue from contracts with customers	$109,931	$-	$109,931

Three months ended June 30, 2024	Texas	New Mexico	Total

Crude oil sales	$-	$-	$-
Royalty income	2,671	-	2,671
Other operating income	-	-	-
Revenue from contracts with customers	$2,671	$-	$2,671

Nine months ended June 30, 2025	Texas	New Mexico	Total

Crude oil sales	$302,904	$-	$302,904
Royalty income	9,947	-	9,947
Other operating income	219,767	-	219,767
Revenue from contracts with customers	$532,618	$-	$532,618

Nine months ended June 30, 2024	Texas	New Mexico	Total

Crude oil sales	$39,857	$35,609	$75,466
Royalty income	11,190	-	11,190
Other operating income	-	-	-
Revenue from contracts with customers	$51,047	$35,609	$86,656

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

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

Trade receivables included in the Company’s receivable balance were $174,470 as of June 30, 2025 (September 30, 2024 - $26,873). For the three months ended June 30, 2025 and 2024, two purchasers accounted for approximately 97% and 100% of the Company’s revenue, respectively. For the nine months ended June 30, 2025 and 2024, two purchasers accounted for approximately 87% and 100% of the Company’s revenue, respectively. The Company routinely assesses the financial strength of its purchasers. The non-trade receivable balance as of June 30, 2025 consists of goods and services tax (“GST”) recoverable of $15,373 (September 30, 2024 - $18,060). GST recoverable is due from the Canadian Government. It is management’s opinion that the Company is not exposed to significant credit risk. During the three months ended June 30, 2025, the Company recognized $nil (2024 - $nil) in credit losses on its receivables. During the nine months ended June 30, 2025, the Company recognized $nil (2024 - $9,587) in credit losses on its receivables.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2025	September 30, 2024

Oil and natural gas properties, at cost	$10,901,573	$10,600,489
Less: accumulated depletion	(462,221)	(330,036)
Oil and natural gas properties, net	10,439,352	10,270,453
Other property and equipment, at cost	18,505	18,505
Less: accumulated depreciation	(10,486)	(7,710)
Other property and equipment, net	8,019	10,795
Property and equipment, net	$10,447,371	$10,281,248

Depletion and depreciation expense was $29,085 and $14,875 for the three-month periods ended June 30, 2025 and 2024, respectively. Depletion and depreciation expense was $134,961 and $54,829 for the nine month periods ended June 30, 2025 and 2024, respectively.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

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

During the year ended September 30, 2024, the Company paid $113,638 in lease payments and recognized $12,346 in accretion expense. For the three months ended June 30, 2024, the Company incurred $20,573 in operating lease expenses and $15,469 in variable lease expenses. For the nine months ended June 30, 2024, the Company incurred $63,200 in operating lease expenses and $45,905 in variable lease expenses.

7.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. Changes to the asset retirement obligations are as follows:

	June 30, 2025	September 30, 2024

Asset retirement obligations, beginning of the year	$392,977	$260,167
Obligations recognized	-	27,859
Obligations derecognized	-	-
Revisions of estimates	-	68,159
Accretion expense	44,914	36,792
	$437,891	$392,977

During the year ended September 30, 2024, the Company had a revision of estimates totaling $68,159 primarily due to changes in the timing of expected cash flows.

Reclamation deposits

As of June 30, 2025, the Company held reclamation deposits of $75,000 (September 30, 2024 - $75,000), which are expected to be released after all reclamation work has been completed with regard to its oil and natural gas interests.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

8.	DEBT

Convertible debentures

During the year ended September 30, 2024, the Company completed private placement financings of 1,365 convertible debenture units for gross proceeds of $1,365,000. Each unit was comprised of one senior secured convertible debenture in the principal amount of $1,000 and 294 common share purchase warrants as amended. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $4.08 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $1,365,000 and 401,310 Warrants.

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

In October 2024, the Company retired the outstanding debentures of $1,365,000 along with accrued interest of $59,788 in exchange for the new debenture units issued on November 1, 2024. The debenture holders also agreed to cancel a total of 401,310 warrants issued in connection with the debentures. This exchange was assessed as a debt extinguishment and a loss of $105,349 was recognized during the nine months ended June 30, 2025.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

8.	DEBT (cont’d…)

Convertible debentures (cont’d…)

On November 1, 2024, the Company completed a non-brokered private placement of convertible debenture units for gross proceeds of $4,276,389, of which $2,250,000 was received as subscriptions as of September 30, 2024, and $1,424,788 was issued in exchange for the outstanding debentures in the principal amount of $1,365,000 and accrued interest of $59,788. Each debenture unit consisted of one convertible debenture in the principal amount of $1,000 and 523 common share purchase warrants. Each warrant is exercisable for a period of five years from the date of issuance for one common share of the Company at an exercise price of $1.91 per share. As a result, the Company issued convertible debentures with an aggregate principal amount of $4,276,389 and 2,236,551 Warrants. The Debentures are secured by the Company’s assets, mature one-year from the date of issuance, and bear simple interest at a rate of 10% per annum, payable on the maturity date or upon repayment of all or any portion of the Debenture. The Debentures are convertible into common shares of the Company at a conversion price of $1.91 per share. Interest is payable in cash or shares based on the same conversion price.

The Company allocated the proceeds received from the issuance of the convertible debentures and warrants between the debt and equity components based on their relative fair values at the issuance date. Due to the lack of an active market for the Company’s privately placed debt instruments and the absence of relevant observable inputs, the Company determined that a reliable estimate of the fair value of the convertible debentures could not be obtained. Accordingly, the face value of the debentures is considered to be a reasonable approximation of their fair value at the issuance date. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.06%, an expected life of 5 years, annualized volatility of 125.14% and a dividend rate of 0%). $1,792,002 of the proceeds allocated to the warrants was recorded as additional paid-in capital with a corresponding debt discount being amortized over the term of the debt. As of June 30, 2025, the unamortized debt discount was $682,027.

The table below summarizes the outstanding principal of the Company’s senior, secured convertible debentures.

	June 30, 2025	September 30, 2024

10% debentures due September 12, 2024	$-	$1,365,000
10% debentures due November 1, 2025	4,276,389	-
Total	4,276,389	1,365,000
Unamortized discount	(682,027)	-
Convertible debentures	$3,594,362	$1,365,000

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

8.	DEBT (cont’d…)

Loans payable

During the year ended September 30, 2024, the Company received a $45,000 loan from a former director of the Company. The loan is unsecured, non-interest bearing, and has no specific repayment terms. As of June 30, 2025, the full amount remained outstanding.

On April 28, 2023, the Company issued a promissory note with a principal amount of $209,497 to a supplier to settle an outstanding trade payable. The promissory note is unsecured and bears interest at 6% per annum, originally payable on September 30, 2023. The promissory note was in default due to the Company’s failure to repay the principal amount by its maturity date. At June 30, 2025, the Company had an outstanding unpaid principal amount of $115,936 (September 30, 2024 - $115,936).

9.	LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and nine-month periods ended June 30, 2025 and 2024 was based on the net losses attributable to common shareholders. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Net loss	$(961,176)	$(1,248,755)	$(4,103,034)	$(2,415,991)
Weighted average common shares outstanding	551,503	551,503	551,503	551,503
Basic and diluted loss per share	$(1.74)	$(2.26)	$(7.44)	$(4.38)

For the three and nine months ended June 30, 2025, 69,167 stock options and 2,511,904 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive. For the three and nine months ended June 30, 2024, 16,980 stock options and 676,663 warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

10.	EQUITY

Common stock

The Company has authorized an unlimited number of common shares with no par value. At June 30, 2025 and September 30, 2024, the Company had 551,503 common shares issued and outstanding.

There were no share issuance transactions during the three and nine months ended June 30, 2025 and 2024.

Share-based payments

Stock options

The Company has a long-term incentive plan (the “Plan”) in place under which it is authorized to grant share-based awards to directors, officers, employees and consultants. Pursuant to the Plan, the Company may issue aggregate stock options totaling up to 20% of the issued and outstanding common stock of the Company.

Stock option transactions are summarized as follows:

	Number of options	Weighted Average Exercise Price

Balance, September 30, 2023	20,313	$54.23
Cancelled	(10,208)	55.24

Balance, September 30, 2024	10,105	$53.21
Granted	65,000	2.44
Cancelled	(5,938)	61.88
Balance, June 30, 2025	69,167	$4.50

Exercisable at June 30, 2025	69,167	$4.50

The aggregate intrinsic value of options outstanding and exercisable as at June 30, 2025 was $nil (September 30, 2024 - $nil).

The options outstanding as of June 30, 2025 have exercise prices in the range of $2.44 to $87.60 and a weighted average remaining contractual life of 9.03 years.

During the three and nine months ended June 30, 2025, the Company recognized share-based payment expense of $nil and $135,237, respectively, for the portion of stock options that vested during the period. The fair value of the options issued was determined using the Black-Scholes option pricing model (assuming a risk-free interest rate of 2.80%, an expected life of 5 years, annualized volatility of 126.02% and a dividend rate of 0%). During the three and nine months ended June 30, 2024, the Company recognized $nil share-based payment expense.

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

10.	EQUITY (cont’d…)

Share-based payments (cont’d…)

As June 30, 2025, the following stock options were outstanding:

Number of Options	Exercise Price	Issuance Date	Expiry Date
417	$84.00	December 4, 2017	December 4, 2027
1,250	$9.00	March 16, 2020	March 16, 2030
2,500	$40.32	October 6, 2021	October 6, 2031
65,000	$2.44	October 2, 2024	October 2, 2034
69,167

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, September 30, 2023	279,746	$39.79
Granted	401,810	4.08
Cancelled	(500)	4.08
Expired	(4,393)	95.90

Balance, September 30, 2024	676,663	$18.25
Granted	2,236,551	1.91
Cancelled	(401,310)	4.08

Balance, June 30, 2025	2,511,904	$5.95

As June 30, 2025, the following warrants were outstanding:

Number of Warrants	Exercise Price	Issuance Date	Expiry Date

149,447	$50.40	March 29, 2022	March 29, 2027
73,823	$18.00	June 30, 2023	June 30, 2028
52,083	$33.60	September 30, 2021	September 30, 2031
2,236,551	$1.91	November 1, 2024	November 1, 2034
2,511,904

PERMEX PETROLEUM CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

11.	SEGMENT INFORMATION

Operating segments

The Company operates in a single reportable segment – the acquisition, development and production of oil and gas properties in the United States.

12.	CONTINGENCIES

The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business. The Company had $811,318 in claims from certain trade vendors for non-payment, of which $753,430 have been accrued as of June 30, 2025. The Company plans to continue engaging with these claimants faithfully and is working on potential settlements for all outstanding claims.

13.	SUBSEQUENT EVENTS

On July 11, 2025, the Company closed a private placement of convertible debenture units for gross proceeds of $2,000,000. The subscription proceeds for the debenture units were received in June 2025. Under the terms of the private placement, each unit consisted of one convertible debenture in the principal amount of $1,000 and 393 common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one common share at an exercise price of $2.54. The debentures will mature one-year from the date of issuance. Upon issuance, the debentures rank senior to all other existing and future indebtedness of the Company and will be secured by a general security agreement over certain assets of the Company. They bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the debenture is repaid. As a result, the Company issued debentures with an aggregate principal amount of $2,000,000 and 786,000 share purchase warrants. The Debentures are convertible into common shares of the Company at a conversion price of $2.54 per share. Interest is payable in cash or shares based on the same conversion price.

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

Company Overview

The Company was incorporated on April 24, 2017 under the laws of British Columbia, Canada. The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties on private, state and federal land in the United States, primarily in the Permian Basin which includes the Midland Basin and Delaware Basin. The Company focuses on acquiring producing assets at a discount to market, increasing production on such assets and generating cash-flow through recompletion and re-entries, secondary recovery and lower risk infill drilling and development. Currently, the Company owns and operates 97 oil and gas wells across more than 11,700 net acres including 66 shut-in opportunities, 17 saltwater disposal wells and two water supply wells allowing for waterflood secondary recovery. Additionally, the Company holds royalty interests in 73 wells and five permitted wells across 3,800 acres within the Permian Basin.

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

Key activities:

●	On November 1, 2024, the Company closed the first tranche of a private placement of convertible debenture units for gross proceeds of $4,276,389. Under the terms of the private placement, each unit consisted of one convertible debenture in the principal amount of $1,000 and 523 common share purchase warrant, that is exercisable for a period of five years from the date of issuance for one common share at an exercise price of $1.91. The debentures will mature one-year from the date of issuance. Upon issuance, the debentures rank senior to all other existing and future indebtedness of the Company and are secured by a general security agreement over certain assets of the Company. They bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the Subsequent Debenture is repaid. Interest will be paid in cash or common shares at the holder’s option based on a conversion price of $1.91 per share. As a result, the Company issued debentures with an aggregate principal amount of $4,276,389 and 2,236,551 share purchase warrants. Concurrently with the completion of the first tranche of this private placement, the Company retired its outstanding debentures, consisting of $1,365,000 in aggregate principal amount and $59,788 in accrued interest in exchange for the debentures issued in this private placement. The holders of the prior debentures also agreed to cancel a total of 401,310 share purchase warrants.

●	On December 30, 2024, the Company announced the appointment of BaShara (Bo) Crystelle Boyd to serve on the Board effective December 23, 2024, and Richard Little as the Non-Executive Chairman of the Board.

●	On January 13, 2025, the Company announced an agreement with a private oil and gas operator concerning assets owned by such operator in the Permian Basin. This arrangement granted Permex operating rights over 19 wells in the Permian Basin for a 12-month term in exchange for a monthly operating fee of up to $75,000 per month based on production revenue generated from these wells.

●	On May 8, 2025, the Company announced the resignation of Gregory Montgomery as Chief Financial Officer and Corporate Secretary. Bradley Taillon, the Company’s President and Chief Executive Officer, has been appointed Interim Chief Financial Officer and Corporate Secretary and will serve in these roles until a permanent replacement is appointed.

●	On July 11, 2025, the Company closed a private placement of convertible debenture units for gross proceeds of $2,000,000. The subscription proceeds for the debenture units were received in June 2025. Under the terms of the private placement, each unit consisted of one convertible debenture in the principal amount of $1,000 and 393 common share purchase warrant, that was to be exercisable for a period of five years from the date of issuance for one common share at an exercise price of $2.54. The debentures will mature one-year from the date of issuance. Upon issuance, the debentures rank senior to all other existing and future indebtedness of the Company and is secured by a general security agreement over certain assets of the Company. They bear simple interest at a rate of 10% per annum, payable on the maturity date or the date on which all or any portion of the debenture is repaid. As a result, the Company issued debentures with an aggregate principal amount of $2,000,000 and 786,000 share purchase warrants. The Debentures are convertible into common shares of the Company at a conversion price of $2.54 per share. Interest is payable in cash or shares based on the same conversion price. The proceeds of the private placement are expected to be used for general working capital purposes. No finders’ fees were paid in connection with the private placement.

Oil And Gas Properties

Breedlove “B” Clearfork Leases - Texas

In September 2021, the Company, through its wholly-owned subsidiary, Permex Petroleum US Corporation, acquired a 100% Working Interest and an 81.75% Net Revenue Interest in the Breedlove “B” Clearfork leases located in Martin County, Texas. The Breedlove “B” Clearfork properties situated in Martin County, Texas are over 12 contiguous sections for a total of 7,870.23 gross and 7,741.67 net acres, of which 98% is held by production in the core of the Permian Basin. The asset includes 27 vertical wells: 12 producers, 4 saltwater disposal wells, and 11 shut-in wells with re-entry potential. In April 2024, the Breedlove assets were shut in due to financial constraints. In September 2024, Permex launched a capital program aimed at resuming production, repairing infrastructure, and evaluating additional production zones. Given the prolonged shut-in period, extensive workover operations and tubing replacements were necessary. In December 2024, all 12 previously producing wells had been brought back online. The average gross production for the third quarter was 13.73 barrels of oil per day. Additionally, multiple tank batteries and the Company’s wholly owned Saltwater Disposal Infrastructure were fully operational, handling 100% of produced water from active wells. Permex also completed two up-hole completions using existing wellbores to enhance production from a new formation. While test results are ongoing, the Company remains confident in the potential of these completions.

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

Conversion of Undeveloped Acreage

The Company’s process for converting undeveloped acreage to developed acreage is tied to whether there is any drilling being conducted on the acreage in question. Management expects to restart its drilling and development program in the first part of 2026, subject to receipt of additional funding.

An aggregate of 1,186 MBO and 858 MMCF, of the Company’s proved undeveloped reserves as of September 30, 2024, are part of a development plan that has been adopted by management that calls for these undeveloped reserves to be drilled within the next five years, thus resulting in the conversion of such proved undeveloped reserves to developed status within five years of initial disclosure at September 30, 2024. Management currently anticipates spending approximately $6 million in capital expenditures towards developing the Company’s proved undeveloped reserves during the 2026 fiscal year, subject to the Company acquiring the necessary financing.

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

Results of Operations

Sales and Production

The average sales prices of the Company’s oil and gas products sold in the nine months ended June 30, 2025 and 2024, and the fiscal year ended September 30, 2024 was $65.41/Boe, $72.14/Boe, and $70.53/Boe, respectively. The average sales prices of the Company’s oil and gas products sold in the three months ended June 30, 2025 and 2024 was $59.67/Boe and $nil/Boe, respectively.

The Company’s net production quantities by final product sold in the nine months ended June 30, 2025 and 2024, and the fiscal year ended September 30, 2024 was 6,071.51 Boe, 1,470.20 Boe, and 1,963.82 Boe, respectively. The Company’s net production quantities by final product sold in the three months ended June 30, 2025 and 2024 was 1,249.36 Boe and nil Boe, respectively.

The Company’s average production costs per unit for the nine months ended June 30, 2025 and 2024, and the fiscal year ended September 30, 2024, was $87.99/Boe, $112.44/Boe, and $100.02/Boe, respectively. The Company’s average production costs per unit for the three months ended June 30, 2025 and 2024 was $48.66/Boe and $nil/Boe, respectively.

The breakdown of production and prices between oil/condensate and natural gas was as follows:

Net Production Volumes	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Oil/Condensate (Bbl)	1,249	-	6,072	1,470
Natural Gas (Mcf)	-	-	-	-

Average Sales Price	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Oil/Condensate ($/Bbl)	59.67	-	65.41	72.14
Natural Gas ($/Mcf)	-	-	-	-

The breakdown of the Company’s production quantities by individual product type for each of the Company’s fields that contain 15% or more of the Company’s total proved reserves expressed on an oil-equivalent-barrels basis was as follows:

Breedlove

Net Production Volumes	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Oil/Condensate (Bbl)	1,249	-	6,072	735
Natural Gas (Mcf)	-	-	-	-

Henshaw

Net Production Volumes	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Oil/Condensate (Bbl)	-	-	-	735
Natural Gas (Mcf)	-	-	-	-

Pittcock & Mary Bullard

Net Production Volumes	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Oil/Condensate (Bbl)	-	-	-	-
Natural Gas (Mcf)	-	-	-	-

Operating Results

Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, the Company reported a net loss of $961,176 compared to a net loss of $1,248,755 for the three months ended June 30, 2024. The reduction in net loss was primarily attributable to increased revenues and lower operating expenses during the current quarter.

The Company generated oil sales revenue of $56,862 for the third quarter of fiscal 2025, compared to $nil in the comparative period of fiscal 2024. The increase in revenue reflects the resumption of oil production at the Breedlove field in October 2024. Net oil-equivalent production by final product sold during the quarter averaged 13.73 barrels per day, compared to no production in the same period of the prior year. Average production costs for the three months ended June 30, 2025 were $59.67 per Boe. In addition, the Company recognized $49,767 in fee revenue from an operator services contract entered into during the current fiscal year.

Total operating expenses for the three months ended June 30, 2025 were $517,261, compared to $664,330 in the same period of 2024, representing a 22% decrease. The increase in lease operating expenses to $100,135 (2024 - $10,421) was mainly related to the increase in production activity. General and administrative expenses declined to $373,069 (2024 - $629,836), primarily due to cost-saving initiatives implemented by management. Key components of this decrease included:

●	Consulting fees of $26,000 (2024 - $80,050), reflecting the termination of several consulting arrangements.

●	Insurance expenses of $37,383 (2024 - $69,497) as a result of switching to lower-cost underwriters.

●	Legal fees of $32,565 (2024 - $72,051) due to a lower level of required legal services mostly as a result of delays in the Company’s proposed public offering of securities in connection with our application to list our common shares on a national securities exchange.

●	Salaries and benefits expenses of $87,617 (2024 - $214,376), reflecting a reduction in personnel resulting from the transition of management during the third quarter of fiscal 2024. The number of management employees decreased to one in the current quarter, compared to three in the same quarter of the prior year.

General and administrative expenses

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Accounting and audit	$80,888	$103,250
Consulting	26,000	80,550
Filing and transfer agent	11,660	10,047
Insurance	37,383	69,497
Investor relations	20,645	4,631
Legal fees	32,565	72,051
Marketing and promotion	15,503	9,360
Office and miscellaneous	50,577	26,010
Rent	4,642	36,043
Salaries and benefits	87,617	214,376
Travel	5,589	4,021
	$373,069	$629,836

Nine Months Ended June 30, 2025 and 2024

For the nine months ended June 30, 2025, the Company reported a net loss of $4,103,034, compared to a net loss of $2,415,991 for the nine months ended June 30, 2024. The higher net loss for the 2025 period was primarily attributable to increased operating expenses of $3,228,705 (2024 - $1,922,466) and interest expense of $1,305,201 (2024 - $98,217). These increases were partially offset by total operating revenue of $532,618, up from $86,656 in the comparative period of fiscal 2024 and a reduction of the loss on debt extinguishment of $105,349 in the first nine months of 2025 compared to a loss of $495,051 in the first nine months of 2024.

The Company generated oil sales revenue of $302,904 during the fiscal 2025 period, compared to $75,466 in the same period of fiscal 2024. The increase was due to the resumption of oil production at the Breedlove field in October 2024. Net oil-equivalent production by final product sold averaged 22.24 barrels per day in the 2025 period, compared to 5.39 barrels per day in the prior fiscal period. In addition, the Company recognized $219,767 in fee revenue from an operator services contract entered into during the second quarter.

Lease operating expenses for the nine months ended June 30, 2025 were $620,899, compared to $165,305 for the same period in fiscal 2024. The increase was attributed to higher production levels in the current period. Additionally, lease operating expenses significantly exceeded oil and gas sales revenue largely due to extensive workover and maintenance costs incurred to restart the Breedlove wells during the first quarter.

General and administrative expenses

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Accounting and audit	$585,472	$247,697
Consulting	466,980	147,707
Filing and transfer agent	57,497	40,212
Insurance	122,781	131,139
Investor relations	68,371	73,145
Legal fees	609,767	349,111
Marketing and promotion	58,637	45,076
Office and miscellaneous	146,852	110,157
Rent	16,696	109,106
Salaries and benefits	328,790	391,728
Stock-based compensation	135,237	-
Travel	28,588	29,660
Gain on settlement of trade payables	(13,648)	-
	$2,612,020	$1,674,738

General and administrative expenses totaled $2,612,020 for the nine months ended June 30, 2025, compared to $1,674,738 in the same period of fiscal 2024. The increase was mainly due to expanded property development and corporate activities during the 2025 period. Specifically, the variance compared to the prior comparative period was mainly attributable to the following factors:

●	Accounting and audit fees of $585,472, up from $247,697 in the 2024 comparative period. The increase was largely due to the delayed start of the 2024 quarterly review work and additional costs associated with registration statements and efforts to bring delinquent SEC filings up to date.

●	Consulting fees of $466,980, a significant increase from $147,707 in the same period of the prior fiscal year. The increase was primarily due to the engagement of three consultants to support potential acquisition activities, financing efforts, and corporate legal matters. The Company also retained additional contract consultants for geological, project management, and corporate consulting work in the 2025 period.

●	Legal fees of $609,767, up from $349,111 in the prior period. The increase was mainly related to the regulatory work associated with the Company’s financing activities, updating its Form S-1 Registration Statement, as well as compliance with the disclosure requirements under the U.S. Exchange Act.

●	Share-based compensation expenses of $135,237 (2024 - $nil) were recognized in connection with the 65,000 stock options granted to the Company’s directors and consultants. This amount represents a non-cash charge, reflecting the estimated fair value of the stock options granted and vested during the period. The Company used the Black-Scholes option pricing model for the fair value calculation.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $2,088,429, an increase of $574,838 from the cash balance of $1,513,591 as of September 30, 2024. During the nine months ended June 30, 2025, the Company used $1,841,076 in operating activities, primarily for accounting, consulting, insurance, legal, salaries, and lease operating expenses. The Company received $2,000,000 in proceeds from debt financing subscriptions and $601,601 from the issuance of convertible debentures. The Company also invested $185,687 in oil and gas property development activities during the period.

The Company had a working capital deficiency of $8,154,874 as of June 30, 2025, compared to a working capital deficiency of $5,857,870 as of September 30, 2024. The Company does not currently generate sufficient cash flows from operations to meet its obligations as they become due. Management believes the Company will require significant additional financing to meet its working capital requirements, fund planned capital expenditures, and bring its operated assets to full production capacity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In response, the Company has reduced its operational activity to a minimal level to limit increases in the Company’s working capital deficiency. The Company has also limited its ongoing commitments and account demands going forward. Additionally, the Company is actively engaging with its trade partners to remedy its current working capital deficiency through all means available to it including but not limited to potential payment plans, financing arrangements, and principal reductions.

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

The estimation of proved reserves is important to the consolidated statements of operations because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the depletion of the capitalized costs for that asset. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, the depletion in the first nine months of fiscal 2025 would have increased by approximately $10,000.

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

A sensitivity analysis of the asset retirement obligation impact on earnings is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. Favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not currently involved in any material legal proceedings. We may be involved from time to time with disputes, claims and litigation related to the conduct of the Company’s business including proceedings involving employee claims, contract disputes, and other general liability claims, In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A	RISK FACTORS

Other than as set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended September 30, 2024.

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

Our obligations to holders of our debentures are secured by security interests in our assets. As of the date of this Report, approximately $6.3 million was owed to such secured debenture holders. If we default on our obligations under these debentures, our secured creditors could foreclose on their security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek bankruptcy protection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

During the nine months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2022)
3.2	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.3	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on January 14, 2025)
3.4	Amendment to the Articles of Permex Petroleum Corporation (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2025)
4.1	Form of Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)
4.3	Debenture dated July 11, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.4	Warrant dated July 11, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
10.1	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.2	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024
10.3	Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024)
10.4	Security Agreement dated July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
10.5	Registration Rights Agreement between Permex Petroleum Corporation and Kent Lindemuth (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMEX PETROLEUM CORPORATION

Date: August 13, 2025	By:	/s/ Bradley Taillon
Bradley Taillon
President, Chief Executive Officer and Interim Chief Financial Officer

